Form 10-K
period 1993-10-30
DUPLEX PRODUCTS INC
filed 1994-01-18
CIK 30547

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark one)

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended October 30, 1993, or

      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NO. 1-7208

                              DUPLEX PRODUCTS INC.
                          (EXACT NAME OF REGISTRANT AS
                           SPECIFIED IN ITS CHARTER)

          Delaware                                 36-2109817
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)

1947 Bethany Road, Sycamore, Illinois                   60178
(Address of principal executive office)               (Zip Code)

       Registrant's telephone number, including area code:  (815) 895-2101

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      Name of each exchange
Title of each class                                    on which registered
- -------------------                                ----------------------------

Common stock, par value, $1 per share               American Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on January 7, 1994 as reported on the American Stock Exchange, was approximately $87,403,864.

As of January 7, 1994, Registrant had 7,600,336 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for Registrant's March 3, 1994 Annual Meeting of Shareholders are incorporated by reference to Part III of this Form 10-K Report.

                                     PART I


Item 1.     Business

(a)         General description of business

The Registrant and its subsidiary (herein referred to collectively as the "Company") manufacture and sell a diversified line of business forms and related services for commercial and industrial use, including, without limitation, continuous and unit-set business forms, forms-related services, pressure-sensitive labels, envelopes, and other specialties. The Company's products are primarily sold through its direct sales force. The Company has sales offices, manufacturing facilities, Business Service Centers, and warehouses throughout the United States and in Puerto Rico. Business Service Centers combine a warehousing facility with a computerized forms management system for customers.


              1. The industry is maturing. Factors influencing this include a move away from paper-based information systems by larger companies, smaller companies moving away from unit sets, the use of laser printers moving users to cut sheet in place of continuous forms, and slow economic growth.

                    The competitive environment consists of about 600 companies, with the ten largest accounting for more than half the market. There is over-capacity and consequent pricing pressures.

                    Other non-forms companies are also affecting the market by offering substitute products and systems. They include software systems and more sophisticated user-friendly printing equipment.

                    Distribution is through direct sales, distributor sales and mail order channels.

              2. No single customer accounts for more than 10% of the Company's consolidated net sales.

              3. The amount of backlog of orders is not material in terms of annual sales volume.

              4. The Company's principal raw material is paper, which is purchased in a wide variety of sizes, colors, widths and weights. Other raw materials include printing ink, lithographic plate material, rubber and chemicals. The Company has a policy of purchasing raw materials from several major suppliers and believes paper and other raw materials will be sufficiently available in 1994.

              5. The Company holds no material patents, licenses, franchises or concessions. The Company believes that its performance is substantially dependent upon its engineering, manufacturing and marketing abilities.

              6. The Company continues to be involved in research activities relating to development of new products and improvement of existing products (none of which is customer sponsored). The Company does not regard either the number of people involved in or amounts expended on research activities to be significant in relation to annual sales volume.

              7. Compliance with federal, state and local provisions governing the discharge of materials into the environment has not had and, it is anticipated, will not have any material effect on the Company's capital expenditures, earnings or competitive position.

              8. The number of persons employed was 2,036 as of October 30, 1993.

              9. The Company's principal line of business is not subject to significant seasonal variations.

             10. The Company's business is in a single industry segment, and only the business forms class of product exceeds 10% of total sales.

             11. No material part of net sales is derived from foreign customers.

Item 2.     Properties

                                        Approximate
                                          square
         Location                         footage              Description
- --------------------------            ------------        ---------------------------
Baltimore, Maryland                         50,000        Warehouse - owned

Bayamon, Puerto Rico                        44,000        Plant, warehouse and sales
                                                             office - owned

Dillsburg, Pennsylvania                     38,000        Plant and warehouse - owned

Emigsville, Pennsylvania                    66,000        Plant and warehouse - owned

Goshen, Indiana                            140,000        Plant and warehouse - owned

Jacksonville, Florida                      127,000        Plant and warehouse - owned

Mechanicsburg, Pennsylvania                 48,000        Plant and warehouse - owned

Newark, Ohio                                80,000        Plant and warehouse - owned

Orlando, Florida                            40,000        Plant and warehouse - owned

Salt Lake City, Utah                        81,000        Plant and warehouse - owned

Santa Ana, California                       65,000        Plant and warehouse - owned

Sycamore, Illinois                         191,000        Corporate office, plant, and
                                                             warehouse - owned

Tucker, Georgia                             82,000        Plant and warehouse - leased
                                                             (capitalized for book
                                                             purposes) - expires 2002

West York, Pennsylvania                     73,000        Plant and warehouse - owned

The Baltimore, Maryland facility is being marketed for sale. All facilities are in good condition, and total production capacity is considered to be adequate for current needs.

The Company also leases space in various locations for sales offices and for warehousing, as indicated in the note to consolidated financial statements entitled "Lease Commitments."

Item 3.     Legal Proceedings

The Company is not a party to, nor is its property subject, to any material pending legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

                                    PART II

Item 5.     Market for the Registrant's Common Stock
               and Related Security Holder Matters

Duplex common stock is traded on the American Stock Exchange. As of October 30, 1993, the Company had 1,451 common shareholders of record, excluding beneficial owners whose stock was held in nominee name. The following table sets forth, for fiscal years ended October 30, 1993, and October 31, 1992, the range of high and low closing sales prices for the Company's common stock, as well as the dividends paid per share for each year.

High and Low
Market Prices (Amex):                   First              Second                 Third              Fourth
- --------------------                -------------       -------------         ------------       --------------
    1993                              $11.38/9.25         $11.88/9.63         $11.88/10.75         $11.50/10.50
    1992                              12.63/10.00         13.38/11.50          13.75/12.25          12.50/10.00

Dividends Paid:
- --------------
    1993                                        -                   -                    -                   -
    1992                                     $.12                $.12                 $.12                 $.12

Item 6.     Selected Financial Data

                                                                  Fiscal Year Ended
                                  -----------------------------------------------------------------------------------
                                   October 30,      October 31,      October 26,      October 27,      October 28,
                                       1993             1992             1991              1990            1989
                                  ---------------  ---------------  ---------------   --------------   --------------
                                                 (in thousands except share and per share data)
RESULTS OF OPERATIONS FOR THE
  YEARS ENDED:
    Net sales                            $258,867        $270,093          $285,271         $297,647         $326,475
    Earnings (loss) before
      income taxes (credits)                2,231          (1,314)            6,757           15,111           22,668
    Income taxes (credits)                    777            (751)            2,488            5,595            8,050
    Net earnings (loss)                     2,454            (563)            4,269            9,516           14,618
    Depreciation and
      amortization                          6,578           7,183             7,141            6,945            6,994

FINANCIAL POSITION AT YEAR-END:
  Current assets                         $108,584        $106,031          $109,707         $112,704         $113,383
  Current liabilities                      25,212          28,552            28,337           27,988           31,380
  Working capital                          83,372          77,479            81,370           84,716           82,003
  Current ratio                          4.3 to 1        3.7 to 1          3.9 to 1         4.0 to 1         3.6 to 1
  Property, plant, and
    equipment - net                        44,511          50,356            52,709           52,455           55,259
  Total assets                            156,059         159,138           165,112          167,784          170,614
  Long-term obligations                     7,150           8,712            10,443           12,560           15,724
  Stockholders' equity                    117,263         114,425           118,553          119,241          115,325
  Common shares outstanding             7,695,852       7,756,552         7,756,252        7,732,752        7,746,452

PER SHARE DATA:
  Net earnings (loss) - primary              $.32           $(.07)             $.55            $1.23            $1.90
  Net earnings (loss) - fully diluted         .32            (.07)              .55             1.23             1.90
  Dividends paid                                -             .48               .69              .75              .70

Item 7.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations

Results of Operations

Net sales for 1993 were $258.9 million, or 4% less than the $270.1 million reported for 1992. About 2% of 1992's sales were attributable to it being a 53-week year, versus the normal 52-week year. In 1992, sales decreased 5% from the $285.3 million in 1991, which in turn was 4% less than the $297.7 million in 1990.

For the last three years, business conditions have been difficult. Industry sales data for manifold business forms show a sales decline from 1990 to 1991 of 2%, and from 1991 to 1992 of 3%. For 1992 to 1993, the industry forecast is for a decrease of 2%. Certain segments of the forms-related market, however, continue to provide steady growth. This Includes forms management services, preprinted cut sheets, and pressure-sensitive labels.

In response to this maturing market, the Company has taken significant steps to adjust its manufacturing capacity, reorganize and change its management team, retrain its sales force and improve its focus for functioning in this highly competitive marketplace. This is expected to result in a gain of market share.

The Company continued to reduce its dependence on commodity products while focusing on custom forms, pressure-sensitive labels, and value-added services. Strategic alliances were developed to supplement product offerings and improve margins. The sales of continuous stock forms, a commodity-type product, were down 20% in 1993. This product, in combination with the extra week in 1992, accounted for most of 1993's sales decline. The sales of continuous stock forms were down 19% in 1992, in comparison with 1991. In 1993, sales of continuous stock forms represented slightly less than 11% of total revenues.

Average selling price increases are very difficult to determine for the Company's various products. However, inflation is estimated to have had minimal impact on sales in the past three years.

Paper is the Company's primary raw material, and it accounts for a significant percentage of the cost of most business forms. In 1993, the cost of white paper was volatile throughout the year, as it had been in 1992 and 1991. The LIFO provision was a credit in 1993, 1992, and 1991, respectively, of $.1 million, $.7 million, and $2.0 million.

The gross profit percentage in 1993 was affected by a midyear increase in paper prices. It was 24.7%, 25.3%, and 25.7%, for 1993, 1992, and 1991,
respectively. The closing of two plants in May of 1993, and subsequent increased utilization of the remaining plants, allowed the Company to hold manufacturing expense percentages despite a decline in manufactured sales.

As part of a strategy to expand product and service capabilities and improve margins, the Company is developing a program of partnering for procurement of products the Company cannot produce and/or are not cost-competitive. Out-sourcing represented 18% and 15% of sales in 1993 and 1992, respectively. This is expected to increase and should have a positive effect on gross profit in the future.

In 1993, selling and administrative expenses were $61.0 million, down $2.1 million or 3%, from the $63.1 million reported in 1992. Administrative expenses in the second half of 1993 were lower because of a corporate restructuring which reduced administrative staffing by approximately 30%. In 1992, selling and administrative expenses of $63.1 million were also down from the $64.6 million in 1991. Earnings in 1993, 1992, and 1991 were reduced by a pretax restructuring charge of $1.5 million, $7.0 million, and $2.0 million, respectively. This represents the cost associated with reducing administrative expenses, closing plants, consolidating distribution facilities, and the scaling back of other operations. These actions reflect the impact of the weak economy and excess capacity in the business forms industry. Savings from these cost-reduction efforts are expected to exceed the charges.

Lower interest rates in 1993 and 1992 resulted in reduced interest expense and investment income. In 1993, miscellaneous income increased due to the gain on sale of real estate and equipment associated with the closing of certain plants. The sum of other income and expense items was income of $.9 million, $.6 million, and $.1 million, respectively, in 1993, 1992, and 1991.

The effective tax rate was 35% in 1993, compared to a credit of 57% in 1992, and a charge of 37% in 1991. See Notes to the Consolidated Financial Statements for a reconciliation of effective income tax rates to the statutory rate.

During the first quarter of 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Adoption resulted in an increase of $1.0 million and $.13 per share in income in the first quarter of 1993. This was attributable to a reduction in deferred tax rates to the current, lower, federal tax rate.

Net earnings (loss) were $2.5 million, ($.6) million, and $4.3 million in 1993, 1992, and 1991, respectively. Earnings (loss) as a percentage of sales were .9% in 1993, compared with (.2%) in 1992 and 1.5% in 1991.

Liquidity and Capital Resources

Working capital was $83.4 million at the end of fiscal 1993, as compared with $77.5 million and $81.4 million at the end of fiscal 1992 and 1991, respectively. The current ratio remained strong at 4.3 to 1 at the end of 1993, despite the fact that net cash of $1.3 million was used in operations. In 1992 and 1991, cash was provided by operations in the amounts of $10.2 million and $16.3 million, respectively.

A significant factor in the 1993 use was strong billings at the end of the fourth quarter resulting in an increase in Accounts and Notes Receivable. Receivables increased to $76.0 million at the end of fiscal 1993, as compared to $68.0 million and $71.4 million at the end of fiscal 1992 and 1991, respectively. It is projected that operations will provide cash in fiscal 1994.

Capital expenditures, dividend, and working capital requirements of the Company for the past seven years have been generated internally. The Company has made no short-term borrowings over the past 13 years.

Long-term debt as a percentage of total capitalization was 6% at the end of fiscal year 1993, as compared with 7% and 8% for the previous two years. No long-term financings are planned for 1994.

Stockholders' equity at October 30, 1993, was $117.3 million, as compared with $114.4 million at the end of fiscal 1992. At the end of fiscal year 1993, equity per common share was $15.24.

Capital expenditures in 1993 were $3.7 million, compared to $4.9 million and $7.6 million in 1992 and 1991, respectively.

Dividend and Common Stock Data

No cash dividends were paid in fiscal 1993, as compared to $3.7 million and $5.4 million in 1992 and 1991, respectively.

Duplex common stock is traded on the American Stock Exchange. As of October 30, 1993, the Company had 1,451 common shareholders of record, excluding beneficial owners whose stock was held in nominee name.

Item 8.     Financial Statements and Supplementary Data

Listed below are the financial statements included in this part of the Annual Report on Form 10-K:

(a)   Financial Statements

                                                                                                      Page
                                                                                                      ----
Report of Independent Certified Public Accountants  . . . . . . . . . . . . . . . . . . . . . . .      13
Consolidated Balance Sheet  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14
Consolidated Statement of Earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16
Consolidated Statement of Stockholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . .      17
Consolidated Statement of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      18
Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . .      19

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders of
Duplex Products Inc.


We have audited the accompanying consolidated balance sheet of Duplex Products Inc. and Subsidiary as of October 30, 1993, and October 31, 1992, and the related consolidated statements of earnings, stockholders' equity and cash flows for the years ended October 30, 1993, October 31, 1992, and October 26, 1991. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Duplex Products Inc. and Subsidiary at October 30, 1993, and October 31, 1992, and the consolidated results of their operations and their consolidated cash flows for the years ended October 30, 1993, October 31, 1992, and October 26, 1991, in conformity with generally accepted accounting principles.

As discussed in the income tax footnote, the Company changed its method of accounting for income taxes for the year ended October 30, 1993.

Grant Thornton

Chicago, Illinois
December 2, 1993

DUPLEX PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
OCTOBER 30 AND OCTOBER 31,




                                  ASSETS                                              1993           1992
                                                                                 ------------     -----------
CURRENT ASSETS
    Cash and cash equivalents................................................     $ 18,419,000    $ 22,326,000
    Accounts and notes receivable............................................       76,021,000      67,999,000
    Inventories..............................................................        9,107,000      10,506,000
    Income tax refund receivable.............................................        1,537,000               -
    Deferred income tax benefits.............................................        3,500,000       5,200,000
                                                                                  ------------    ------------

                 Total current assets........................................      108,584,000     106,031,000

PROPERTY, PLANT AND EQUIPMENT -
    AT COST
         Land, improvements and leaseholds...................................        3,476,000       4,168,000
         Buildings...........................................................       31,238,000      35,175,000
         Machinery and equipment.............................................       74,267,000      76,794,000
                                                                                   -----------     ------------

                                                                                   108,981,000     116,137,000
         Less accumulated depreciation and
            amortization.....................................................       64,470,000      65,781,000
                                                                                   -----------     ------------
                                                                                    44,511,000      50,356,000

OTHER ASSETS
    Cash surrender value of life insurance
         policies, less loans of $1,048,000 in 1992..........................                -         495,000
    Notes receivable.........................................................        2,722,000       1,977,000
    Deposits and other.......................................................          242,000         279,000
                                                                                  ------------  --------------

                                                                                     2,964,000       2,751,000
                                                                                     ---------   -------------

                                                                                 $ 156,059,000    $159,138,000
                                                                                   -----------    ------------
                                                                                   -----------    ------------

DUPLEX PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET - CONTINUED
OCTOBER 30 AND OCTOBER 31,



                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                      1993             1992
                                                                                 -------------    -------------
CURRENT LIABILITIES
    Current portion of long-term obligations...............................       $  1,562,000     $  1,731,000
    Accounts payable.......................................................         10,505,000        9,350,000
    Accrued expenses
         Compensation......................................................          5,873,000        6,552,000
         Other.............................................................          7,272,000       10,919,000
                                                                                   -----------     ------------

                 Total current liabilities.................................         25,212,000       28,552,000

LONG-TERM OBLIGATIONS......................................................          7,150,000        8,712,000

DEFERRED LIABILITIES AND CREDITS
    Compensation plan cost.................................................          2,328,000        2,006,000
    Income taxes...........................................................          3,972,000        5,187,000
    Investment credits.....................................................            134,000          256,000
                                                                                   -----------      -----------

                                                                                     6,434,000        7,449,000

STOCKHOLDERS' EQUITY
    Common stock - authorized, 20,000,000 shares
         of $1 par value; issued, 8,449,042 shares in
         1993 and 8,509,742 shares in 1992.................................          8,449,000        8,510,000
    Additional contributed capital.........................................          5,854,000        5,985,000
    Retained earnings......................................................        109,986,000      107,532,000
    Cost of 753,190 shares in treasury.....................................         (5,809,000)      (5,809,000)
    Unamortized value of restricted stock issued...........................         (1,217,000)      (1,793,000)
                                                                                  ------------     ------------

                                                                                   117,263,000      114,425,000
                                                                                   -----------      -----------

                                                                                  $156,059,000     $159,138,000
                                                                                   -----------     ------------
                                                                                   -----------     ------------





The accompanying notes are an integral part of this statement.

DUPLEX PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF EARNINGS
YEARS ENDED OCTOBER 30, OCTOBER 31 AND OCTOBER 26,



                                                               1993               1992                1991
                                                           ------------       ------------        -------------
Net sales...........................................       $258,867,000       $270,093,000        $285,271,000

Cost of goods sold..................................        194,977,000        201,853,000         212,049,000
                                                            -----------        -----------         -----------

                 Gross profit.......................         63,890,000         68,240,000          73,222,000

Selling and administrative expenses.................         61,039,000         63,119,000          64,588,000

Restructuring cost..................................          1,500,000          7,000,000           2,000,000
                                                           ------------        -----------          -----------

                 Operating profit (loss)............          1,351,000         (1,879,000)          6,634,000

Other income (expense)
    Interest expense................................           (590,000)          (712,000)         (1,058,000)
    Investment income...............................            632,000            901,000           1,237,000
    Miscellaneous...................................            838,000            376,000             (56,000)
                                                            -----------      -------------        ------------

                                                                880,000            565,000             123,000
                                                            -----------      -------------        ------------

                 Earnings (loss) before income
                     taxes (credits)................          2,231,000         (1,314,000)          6,757,000

Income taxes (credits)..............................            777,000           (751,000)          2,488,000
                                                            -----------        -----------         ------------

Earnings (loss) before cumulative effect of
    change in accounting for income taxes...........          1,454,000           (563,000)          4,269,000

Cumulative effect of change in accounting
    for income taxes................................          1,000,000                  -                   -
                                                            -----------        -----------        ------------

                 NET EARNINGS (LOSS)................       $  2,454,000        $  (563,000)       $  4,269,000
                                                            -----------        -----------        ------------
                                                            -----------        -----------        ------------

Earnings (loss) per share before cumulative
    effect of change in accounting for income
    taxes...........................................               $.19              $(.07)               $.55

Cumulative effect of change in accounting
    for income taxes................................                .13                  -                   -
                                                                    ---               ----                ----

Earnings (loss) per share...........................               $.32              $(.07)               $.55
                                                                    ---               ----                ----
                                                                    ---               ----                ----





The accompanying notes are an integral part of this statement.

DUPLEX PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED OCTOBER 26, 1991, OCTOBER 31, 1992, AND OCTOBER 30, 1993




                                                                                                          Unamortized
                                           Common       Additional                                          value of
                                          stock, $1     contributed        Retained         Treasury       restricted
                                          par value       capital          earnings          stock        stock issued
                                         ------------   -------------   ---------------   --------------  ------------
Balance at October 27, 1990........      $8,486,000     $5,557,000       $112,905,000    $(5,809,000)    $(1,898,000)

Net earnings for fiscal 1991.......               -              -          4,269,000              -               -

Cash dividends paid -
   $.69 per share..................               -              -         (5,350,000)             -               -

Stock issuance and amortization
    under stock plans..............          23,000        374,000                  -              -          (4,000)
                                         ----------     ----------       ------------   ------------     -----------

Balance at October 26, 1991........       8,509,000      5,931,000        111,824,000     (5,809,000)     (1,902,000)

Net loss for fiscal 1992...........               -              -           (563,000)             -               -

Cash dividends paid -
   $.48 per share..................               -              -         (3,729,000)             -               -

Stock issuance, redemption and
    amortization under stock
    plans, net.....................           1,000         54,000                  -              -         109,000
                                         ----------     ----------        -----------     ----------     -----------

Balance at October 31, 1992........       8,510,000      5,985,000        107,532,000     (5,809,000)     (1,793,000)

Net earnings for fiscal 1993.......               -              -          2,454,000              -               -

Stock issuance, redemption and
   amortization under stock
   plans, net......................         (61,000)      (131,000)                 -              -           576,000
                                          ----------     ----------      ------------     -----------      -----------

Balance at October 30, 1993........      $8,449,000     $5,854,000       $109,986,000    $(5,809,000)      $(1,217,000)
                                          ----------     ----------      ------------     -----------      -----------
                                          ----------     ----------      ------------     -----------      -----------





The accompanying notes are an integral part of this statement.

DUPLEX PRODUCTS INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED OCTOBER 30, OCTOBER 31 AND OCTOBER 26,



                                                                                    1993               1992             1991
                                                                               -------------     -------------      -------------
Cash flows from operating activities:
    Net earnings (loss)..................................................      $ 2,454,000       $   (563,000)      $ 4,269,000
    Adjustments to reconcile net earnings (loss) to net cash
         provided by (used in) operating activities:
             Depreciation and amortization...............................        6,578,000          7,183,000         7,141,000
             Restructuring costs.........................................        1,500,000          7,000,000         2,000,000
             Deferred income taxes.......................................          485,000         (2,613,000)       (1,287,000)
             Deferred investment credits.................................         (122,000)          (166,000)         (235,000)
             Provision for doubtful accounts.............................          256,000            196,000           495,000
             (Gain) loss on sale of fixed assets.........................         (732,000)          (370,000)           58,000
             Other.......................................................        1,328,000            574,000           493,000
             Decrease (increase) in accounts and notes
                 receivable..............................................       (8,261,000)         3,214,000         3,175,000
             Decrease in inventories.....................................        1,399,000          2,153,000           796,000
             (Increase) in income tax refund receivable..................       (1,537,000)                 -                 -
             Increase (decrease) in accounts payable.....................        1,155,000           (939,000)         (682,000)
             (Decrease) in accrued restructuring costs...................       (4,921,000)        (1,771,000)                -
             (Decrease) in other accrued expenses........................         (905,000)        (2,263,000)         (730,000)
             Increase (decrease) in income taxes.........................                -         (1,426,000)          808,000
                                                                               -----------        -----------         ---------

                 Net cash provided by (used in)
                    operating activities.................................       (1,323,000)        10,209,000        16,301,000

Cash flows from investing activities:
    Capital expenditures................................................        (3,716,000)        (4,919,000)       (7,584,000)
    Net proceeds from sale of assets....................................         3,715,000            459,000           131,000
                                                                                ----------        -----------        -----------

                 Net cash used in investing activities..................            (1,000)        (4,460,000)       (7,453,000)

Cash flows from financing activities:
    Payments on long-term obligations...................................        (1,731,000)        (2,117,000)       (3,164,000)
    Dividends paid......................................................                 -         (3,729,000)       (5,350,000)
    Restricted stock issues and repurchases.............................          (852,000)          (216,000)           35,000
                                                                                ----------         ----------      ------------

                 Net cash used in financing activities..................        (2,583,000)        (6,062,000)       (8,479,000)
                                                                                ----------         ----------      ------------

                 NET INCREASE (DECREASE) IN CASH
                     AND CASH EQUIVALENTS...............................        (3,907,000)          (313,000)          369,000

Cash and cash equivalents at beginning of year..........................        22,326,000         22,639,000        22,270,000
                                                                                ----------         ----------       -----------

Cash and cash equivalents at end of year                                       $18,419,000        $22,326,000       $22,639,000
                                                                                ----------         ----------      ------------
                                                                                ----------         ----------      ------------





The accompanying notes are an integral part of this statement.

DUPLEX PRODUCTS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 30, 1993, AND OCTOBER 31, 1992



SUMMARY OF ACCOUNTING POLICIES

The Company is in the business of manufacturing and marketing continuous and unit set business forms, forms-related services, pressure-sensitive labels, envelopes, and other specialties. The Company's significant accounting policies, which have been applied in the preparation of the accompanying consolidated financial statements, follow.

The Company's fiscal year ends on the last Saturday in October. The fiscal years ended October 30, 1993, October 31, 1992, and October 26, 1991 were comprised of fifty-two, fifty-three and fifty-two weeks, respectively.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary after elimination of intercompany transactions and balances.

The Company recognizes sales for custom-made business forms upon customer acceptance and completion of the manufacturing process. Stock form sales are recognized at the time of shipment to the customer.

The Company considers all highly liquid debt instruments purchased with a maturity of three months and less to be cash equivalents.

The Company currently provides for doubtful receivables. The allowances for doubtful receivable account balances were $800,000 and $900,000 at October 30, 1993, and October 31, 1992, respectively.

The Company values its inventories at the lower of cost or market, with cost for substantially all of its inventories being based on the last-in, first-out
(LIFO) method.

Property, plant and equipment are valued at cost. Depreciation and amortization are provided for in amounts sufficient to relate the costs of depreciable assets to operations over their estimated useful lives or the terms of leases, which approximate the lives of the leased property. The Company primarily uses the straight-line method of depreciation for financial reporting purposes and accelerated methods for tax reporting purposes.

Earnings per share is computed on the basis of the weighted average number of common shares outstanding during the year.

Certain reclassifications have been made to the 1992 and 1991 financial statements to conform them to the 1993 presentation.

DUPLEX PRODUCTS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 30, 1993, AND OCTOBER 31, 1992



INVENTORIES

If the Company had used the first-in, first-out (FIFO) method of inventory accounting instead of the last-in, first-out (LIFO) method, inventories would have been $8,334,000, $8,389,000 and $9,091,000 higher at October 30, 1993,
October 31, 1992, and October 26, 1991, respectively.

Use of the FIFO method would have decreased earnings before income taxes by $55,000 in 1993, increased the loss before income tax credits by $702,000 in 1992 and decreased earnings before income taxes by $2,027,000 in 1991. Inventories, by classification determined by the first-in, first-out (FIFO) cost method, are as follows:

                                        October 30,                October 31,
                                           1993                       1992
                                      --------------             --------------
Raw materials                           $10,341,000              $11,471,000
Work-in-process                           2,652,000                2,123,000
Finished goods                            4,448,000                5,301,000
                                        -----------              -----------

         Total FIFO                      17,441,000               18,895,000

Reserve for last-in, first-out
   (LIFO)                                (8,334,000)              (8,389,000)
                                         ----------               ----------

         Total LIFO                     $ 9,107,000              $10,506,000
                                        -----------              -----------
                                        -----------              -----------

It is not practicable to separate the LIFO inventory into its components (raw materials, work-in-process and finished goods) because the dollar value LIFO method is used.



ACCRUED EXPENSES - OTHER

The accrued expenses - other consist of the following items as of year-end:

                                                            1993            1992
                                                       -------------   --------------
         Restructuring cost .......................       $3,808,000     $ 7,229,000
         Insurance  ...............................        1,200,000       1,600,000
         Other  ...................................        2,264,000       2,090,000
                                                          ----------     -----------

                                                          $7,272,000     $10,919,000
                                                          ----------     -----------

DUPLEX PRODUCTS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 30, 1993, AND OCTOBER 31, 1992



ACCRUED EXPENSES - OTHER - CONTINUED

The Financial Accounting Standards Board issued its Statement No. 112, "Employers' Accounting for Postemployment Benefits," in November, 1992, which is effective for fiscal years beginning after December 15, 1993. The Financial Accounting Standards Board issued its Statement No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," in December, 1990, which is effective for fiscal years beginning after December 15, 1992. Adoption of these standards is not expected to materially affect the Company's financial statements.



LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

                                                                     October 30,        October 31,
            Interest rate                              Maturity         1993               1992
    -----------------------------                   --------------  ---------------  ---------------
    Mortgage notes
         8-1/4% to 8-7/10%                            1994 - 1997    $1,030,000       $ 1,250,000
         2%                                           1994 - 1997        82,000           103,000
         63% of prime                                     1994          350,000           890,000
         75% of prime                                 1994 - 2002     4,350,000         4,950,000
                                                                     ----------       -----------

                                                                      5,812,000         7,193,000

    Capitalized lease                                                 2,900,000         3,250,000
                                                                      ---------       -----------

                                                                      8,712,000        10,443,000
    Less current maturities                                           1,562,000         1,731,000
                                                                      ---------       -----------
                                                                     $7,150,000       $ 8,712,000
                                                                     ----------       -----------
                                                                     ----------       -----------

Prime rate at October 30, 1993 was 6%.

Principal payments due on the long-term debt, exclusive of the capitalized lease, for the five years subsequent to October 30, 1993 are: 1994 - $1,212,000; 1995 - $872,000; 1996 - $883,000; 1997 - $895,000; 1998 - $600,000.

DUPLEX PRODUCTS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 30, 1993, AND OCTOBER 31, 1992


LEASE COMMITMENTS

The Company has entered into operating leases for certain plant and office facilities and equipment which expire over the next eight years. In most cases, management expects that, in the normal course of business, leases will be renewed or replaced by other leases.

Rental expenses for operating leases were $6,110,000 in fiscal 1993, $6,021,000 in fiscal 1992, and $6,715,000 in fiscal 1991.


At October 30, 1993, the Company was obligated under capitalized and operating leases to make future minimum lease payments as follows:

                                                                                    Capitalized     Operating
                                                                                      lease           leases
                                                                                    -----------     ----------
                 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .            $  558,000    $ 5,307,000
                 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .               533,000      5,047,000
                 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .               508,000      3,904,000
                 1997 . . . . . . . . . . . . . . . . . . . . . . . . . .               483,000      2,903,000
                 1998 . . . . . . . . . . . . . . . . . . . . . . . . . .               458,000      2,680,000
                 Later years  . . . . . . . . . . . . . . . . . . . . . .             1,331,000      3,402,000
                                                                                      ---------     -----------

                     Total minimum lease payments   . . . . . . . . . . .             3,871,000     23,243,000

                     Less interest at 7.25%   . . . . . . . . . . . . . .               971,000
                                                                                      ---------

                     Present value of minimum lease
                          payments  . . . . . . . . . . . . . . . . . . .            $2,900,000
                                                                                      ---------
                                                                                      ---------



PROFIT SHARING PLANS

The Employees' Savings and Profit Sharing Plan provides for contributions from both the Company and eligible employees. Company contributions are voluntary and at the discretion of the Board of Directors. Any annual contribution by the Company cannot exceed 15% of earnings before deducting the contribution and federal income taxes. The Company has made no provision for a profit sharing contribution in 1993 and 1992. The provision amounted to $500,000 in 1991.

DUPLEX PRODUCTS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 30, 1993 AND OCTOBER 31, 1992


KEY EMPLOYEE BENEFIT PLANS

For key executives, the Company has established the following: restricted stock purchase plan, stock appreciation rights plan, incentive stock option plan and supplemental executive retirement plan.

During 1993, 60,700 common shares previously issued under the restricted stock purchase plan were repurchased at a cost of $852,000. During 1992, 16,100 common shares were issued under the plan at a purchase price of $25,000, and 15,800 common shares previously issued under the plan were repurchased at a cost of $241,000. During 1991, 23,500 common shares were issued under the plan at a purchase price of $35,000. Compensation expense related to the plan is charged to income over periods earned and amounted to $187,000, $330,000 and $312,000 in 1993, 1992 and 1991, respectively.

There was no activity in the stock appreciation rights plan during the three years ended October 30, 1993.

During 1993, incentive stock options for 75,000 shares were issued. No incentive stock options were granted, exercised or cancelled for the years ended October 31, 1992 and October 26, 1991. At October 30, 1993, options for 2,700 and 75,000 common shares were outstanding at an exercise price of $11.875 and $11.375, respectively.

At October 30, 1993, 178,000 common shares were available for offering to key executives under the three plans.

During 1989, the Company adopted an unfunded supplemental executive retirement plan for certain key executives. The plan provides for benefits which supplement those provided by the Company's other retirement plans. At October 30, 1993, the projected benefit obligation of the plan totalled $1,160,000, all of which has been recognized. The expense for this plan was $140,000, $221,000 and $205,000 in 1993, 1992 and 1991, respectively.

wwwDUPLEX PRODUCTS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 30, 1993 AND OCTOBER 31, 1992


INCOME TAXES

Through October 31, 1992, the Company accounted for income taxes under Accounting Principles Board Opinion (APB) No. 11. In February, 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" which supersedes the provisions of APB 11. SFAS 109 changes the Company's method of accounting for income taxes from the deferred method required under APB 11 to the asset and liability method. The objective of the asset and liability method is to establish deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. The cumulative effect of the change in the method of accounting for income taxes was to increase net earnings $1,000,000. Prior year's financial statements have not been restated to apply the provisions of SFAS 109.

The provision for income taxes consists of the following:

                                                                     1993             1992             1991
                                                                 -------------   --------------   -------------
         Current
             Federal  . . . . . . . . . . . . . . . . . . . .       $(427,000)   $ 1,453,000      $ 3,047,000
             State  . . . . . . . . . . . . . . . . . . . . .        (206,000)       508,000          903,000
             Puerto Rico  . . . . . . . . . . . . . . . . . .          25,000         18,000           14,000
                                                                    ---------    -----------       -----------

                                                                     (608,000)     1,979,000        3,964,000

         Deferred
             Restructuring cost . . . . . . . . . . . . . . .       1,368,000     (2,180,000)        (700,000)
             Insurance  . . . . . . . . . . . . . . . . . . .         160,000         60,000          (18,000)
             Vacation pay . . . . . . . . . . . . . . . . . .         153,000        264,000           75,000
             Investment tax credits . . . . . . . . . . . . .        (122,000)      (166,000)        (235,000)
             Depreciation . . . . . . . . . . . . . . . . . .         (92,000)      (344,000)        (268,000)
             Capital losses . . . . . . . . . . . . . . . . .          86,000         22,000          163,000
             Accrued expenses for closed offices  . . . . . .          20,000        107,000         (140,000)
             Other  . . . . . . . . . . . . . . . . . . . . .        (188,000)      (493,000)        (353,000)
                                                                     ---------   -----------      -----------

                                                                    1,385,000     (2,730,000)      (1,476,000)
                                                                    ---------      ---------      -----------

                                                                   $  777,000    $  (751,000)     $ 2,488,000
                                                                    ---------     ----------      -----------
                                                                    ---------     ----------      -----------
             Income taxes paid  . . . . . . . . . . . . . . .      $  103,000    $ 3,621,000      $ 3,156,000
                                                                    ---------    -----------      -----------
                                                                    ---------    -----------      -----------


DUPLEX PRODUCTS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 30, 1993 AND OCTOBER 31, 1992


INCOME TAXES - CONTINUED

The tax effects of existing temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets as of October 30, 1993 were as follows:

                                                                                1993
                                                                           ------------
Deferred tax liability, tax depreciation. . . . . . . . . . . . . . .       $4,939,000

Deferred tax assets:
   Restructuring costs  . . . . . . . . . . . . . . . . . . . . . . .        1,523,000
   Deferred compensation  . . . . . . . . . . . . . . . . . . . . . .          931,000
   Vacation pay   . . . . . . . . . . . . . . . . . . . . . . . . . .          665,000
   Insurance  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          480,000
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          868,000
                                                                            ----------


                        Total deferred tax assets   . . . . . . . . .        4,467,000
                                                                             ---------

Net deferred tax liability  . . . . . . . . . . . . . . . . . . . . .       $  472,000
                                                                            ----------
                                                                            ----------

The effective tax rate was 34.8% in 1993, (57.2)% in 1992 and 36.8% in 1991. The differences between the amounts recorded and the amounts computed by applying the U.S. federal statutory rates of 34.0% in 1993, 1992 and 1991 are explained as follows:

                                                                     1993             1992            1991
                                                                 -------------   --------------   -------------
         Provision for income taxes at U.S. Federal
             statutory rate . . . . . . . . . . . . . . . . .     $ 758,000        $(447,000)       $2,297,000
         Increase (decrease) in taxes:
             State taxes, net of Federal benefit  . . . . . .       171,000          (96,000)          596,000
             Investment tax credit  . . . . . . . . . . . . .      (122,000)        (166,000)         (235,000)
             Other  . . . . . . . . . . . . . . . . . . . . .       (30,000)         (42,000)         (170,000)
                                                                  ---------        ---------        ----------

                                                                   $777,000        $(751,000)       $2,488,000
                                                                   --------        ---------        ----------
                                                                   --------        ---------        ----------

DUPLEX PRODUCTS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 30, 1993 AND OCTOBER 31, 1992


SHAREHOLDERS' RIGHTS PLAN

On June 8, 1989, the Board of Directors adopted a Shareholders' Rights Plan to deter coercive takeover tactics and to prevent an acquirer from gaining control of the Company without offering a fair price to all of the Company's stockholders. Under the plan, stockholders of record on June 23, 1989 received a dividend distribution of one right for each outstanding share of the Company's common stock. If an acquiring person becomes the beneficial owner of, or commences a tender or exchange offer for, 25% or more of the Company's outstanding common stock, each right will entitle the holder (other than such acquiring person) to purchase a unit consisting of one one-hundredth of a share of Series A preferred stock, $1.00 par value, for $80.00 per unit. In addition, if an acquiring person becomes the beneficial owner of more than 30% of the Company's outstanding common stock, or upon the occurrence of certain other events, each right will entitle the holder (other than such acquiring person) to receive, upon exercise, common stock of the Company having a value equal to two times the exercise price of the right or $160.00.

If the Company is acquired in a merger or other business combination in which the Company would not be the surviving corporation, or if 50% or more of the Company's assets or earning power is sold or transferred, each holder shall have the right to receive, upon exercise, common stock of the acquiring corporation having a value equal to two times the exercise price of the right or $160.00. The Company may redeem the rights in whole for $.05 per right, under certain circumstances. The rights expire on June 23, 1999.



PREFERRED STOCK

The Company's capitalization includes the following authorized preferred stock, none of which has been issued:

    1,000,000 shares of $1 par value cumulative convertible preferred stock

    150,000 shares of $1 par value Series A convertible preferred stock

DUPLEX PRODUCTS INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
OCTOBER 30, 1993 AND OCTOBER 31, 1992


RESTRUCTURING COST

In the second quarter of fiscal 1993, a provision of $1,500,000 was made to cover the cost associated with corporate staff reductions.

In the fourth quarter of fiscal 1992, a provision of $7,000,000 was made to cover the cost associated with closing two additional manufacturing plants and the scaling back of other operations.

In the fourth quarter of fiscal 1991, a provision of $2,000,000 was made to cover the cost associated with closing a plant in Florida and consolidation in distribution operations.



QUARTERLY FINANCIAL RESULTS (UNAUDITED)

                                        First              Second                Third               Fourth
                                    -------------       -------------        -------------       --------------
1993
   Net sales                          $64,788,000         $65,145,000          $61,870,000          $67,064,000
   Gross profit                        16,332,000          16,315,000           15,701,000           15,542,000
   Net earnings (loss)                  1,401,000            (430,000)             637,000              846,000
   Earnings (loss) per share                  .18                (.05)                 .08                  .11

1992
   Net sales                          $68,517,000         $67,544,000          $62,791,000          $71,241,000
   Gross profit                        17,771,000          17,192,000           15,835,000           17,442,000
   Net earnings (loss)                  1,256,000           1,225,000              574,000           (3,618,000)
   Earnings (loss) per share                  .16                 .16                  .07                 (.46)

Item 9.     Disagreements with Accountants on Accounting
               and Financial Disclosure

            None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Certain information regarding directors of the Company is incorporated herein by reference to the descriptions on pages 2 and 3 under "Election of Directors" of the Company's 1994 Proxy Statement.

The names, ages and positions of all the executive officers of the Company as of January 21, 1994 are listed below, along with their business experience during the past five years. Officers are appointed annually by the Board of Directors at the meeting of directors immediately following the Annual Meeting of Shareholders. There are no family relationships among these officers, nor any arrangement or understanding between any officer and any other person pursuant to which the officer was selected.

                                                          Position and business experience
       Name and age                                             during past 5 years
- -----------------------------           ------------------------------------------------------------------------
David J. Eskra                    52   Chairman of the Board of Directors; 1992, Private Investor; 1989 to 1991, Chairman,
                                       President, and Chief Executive Officer of Panasophic Systems Incorporated.

Benjamin L. McSwiney              43   President and Chief Executive Officer of the Company; 1991 to 1992, President and Chief
                                       Executive Officer of WhiteStar Graphics; 1989 to 1991, Vice President and General Manager
                                       of Williamhouse - Regency.

Andrew N. Peterson                41   Vice President - Finance and Chief Financial Officer - Same position for over five years.

Item 11.    Executive Compensation

Information regarding executive compensation is incorporated by reference to the material under the caption "Executive Compensation" on pages 4 through 8 of the Company's 1994 Proxy Statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information regarding security ownership of certain beneficial owners and management is incorporated herein by reference to the material under the caption "Election of Directors" on pages 2 and 3, and under the caption "Beneficial Ownership of Common Stock By Certain Persons" on page 10 of the Company's 1994 Proxy Statement.

Item 13.    Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is incorporated herein by reference to the material "Business Affiliations and Securities Ownership of Nominees for Director and Directors Whose Terms Continue" on pages 2 and 3 of the Company's 1994 Proxy Statement.

                                    PART IV


Item 14.    Exhibits, Financial Statement Schedules and
               Reports on Form 8-K

            The following documents are filed as a part of this report:

    (a)(1)  Financial statements

            The consolidated financial statements of the Company are included in Part II, Item 8 of this report.

    (a)(2)  Schedules

                       Report of Independent Certified
                          Public Accountants on Schedules                    10-K, p. 31
              V        Property, Plant, and Equipment                        10-K, p. 32
              VI       Accumulated Depreciation,
                       Depletion and Amortization of
                          Property, Plant, and Equipment                     10-K, p. 33
              VIII     Valuation and Qualifying Accounts
                          and Reserves                                       10-K, p. 34

                 All other schedules have been omitted for the reason that they are not applicable or not required.

    (b)       Reports on Form 8-K:  None.


    (c)       Exhibits required by Item 601 of Regulation S-K are listed in the
              Exhibit Index which is incorporated herein by reference.

                                                                   Grant Thorton
                                                                    [Letterhead]



        REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS ON SCHEDULES



Board of Directors
Duplex Products Inc.


In connection with our audit of the consolidated financial statements of Duplex Products Inc. and Subsidiary, referred to in our report dated December 2, 1993, we have also audited Schedules V, VI, and VIII as of October 30, 1993, and for each of the three years in the period then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



                                                       /s/ GRANT THORNTON
                                                           GRANT THORNTON




Chicago, Illinois
December 2, 1993

                                                                      Schedule V

                      Duplex Products Inc. and Subsidiary

                         PROPERTY, PLANT, AND EQUIPMENT



                                                Balance at                                                 Balance at
                                                 beginning         Additions                                 end of
Classification                                   of period           at cost        Retirements              period
- --------------                                ----------------    -------------     -----------          -----------
Year ended October 30, 1993
   Land and land improvements                  $  3,768,000        $         -       $   561,000          $   3,207,000
   Buildings                                     35,175,000            202,000         4,139,000             31,238,000
   Leasehold improvements                           400,000             11,000           142,000                269,000
   Machinery and equipment                       76,794,000          3,503,000         6,030,000             74,267,000
                                               ------------        -----------       -----------          -------------

                                               $116,137,000        $ 3,716,000       $10,872,000           $108,981,000
                                               ------------        -----------       -----------          -------------
                                               ------------        -----------       -----------          -------------

Year ended October 31, 1992
   Land and land improvements                  $  3,768,000        $         -       $         -          $   3,768,000
   Buildings                                     33,989,000          1,208,000            22,000             35,175,000
   Leasehold improvements                           351,000             56,000             7,000                400,000
   Machinery and equipment                       75,573,000          3,655,000         2,434,000             76,794,000
                                               ------------        -----------       -----------          -------------
                                               ------------        -----------       -----------          -------------

                                               $113,681,000        $ 4,919,000       $ 2,463,000          $ 116,137,000
                                               ------------        -----------       -----------          -------------
                                               ------------        -----------       -----------          -------------

Year ended October 26, 1991
   Land and land improvements                  $  3,737,000        $    31,000       $         -          $   3,768,000
   Buildings                                     33,912,000             98,000            21,000             33,989,000
   Leasehold improvements                           342,000             51,000            42,000                351,000
   Machinery and equipment                       68,997,000          7,404,000           828,000             75,573,000
                                               ------------        -----------       -----------          -------------
                                               $106,988,000        $ 7,584,000       $   891,000          $ 113,681,000
                                               ------------        -----------       -----------          -------------
                                               ------------        -----------       -----------          -------------

Depreciation for financial reporting purposes is based on estimated useful lives of assets, which are as follows:

   Land improvements                                        5 to 10 years
   Buildings and improvements                               5 to 40 years
   Machinery and equipment                                  3 to 15 years
   Furniture and fixtures                                   5 to 15 years
   Leasehold improvements                                   Lives of leases
   Automotive equipment                                     4 to 5 years

                                                                     Schedule VI

                      Duplex Products Inc. and Subsidiary

            ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION OF
                        PROPERTY, PLANT, AND EQUIPMENT


                                                Balance at                                               Balance at
                                                beginning           Additions                              end of
Description                                     of period            at cost         Retirements           period
- -----------                                   ---------------    ---------------    -------------        ----------
Year ended October 30, 1993
   Land and land improvements                    $   750,000        $   84,000        $  114,000           $   720,000
   Buildings                                      14,428,000         1,208,000         1,736,000            13,900,000
   Leasehold improvements                            278,000            42,000           138,000               182,000
   Machinery and equipment                        50,325,000         5,244,000         5,901,000            49,668,000
                                                  ----------         ---------         ---------            ----------

                                                 $65,781,000        $6,578,000        $7,889,000           $64,470,000
                                                  ----------         ---------         ---------            ----------
                                                  ----------         ---------         ---------            ----------

Year ended October 31, 1992
   Land and land improvements                    $   650,000        $  100,000        $        -           $   750,000
   Buildings                                      13,040,000         1,401,000            13,000            14,428,000
   Leasehold improvements                            231,000            52,000             5,000               278,000
   Machinery and equipment                        47,051,000         5,630,000         2,356,000            50,325,000
                                                  ----------         ---------         ---------            ----------
                                                  ----------         ---------         ---------            ----------

                                                 $60,972,000        $7,183,000        $2,374,000           $65,781,000
                                                  ----------         ---------        ----------            ----------
                                                  ----------         ---------        ----------            ----------

Year ended October 26, 1991
   Land and land improvements                    $   550,000        $  100,000        $        -           $   650,000
   Buildings                                      11,623,000         1,426,000             9,000            13,040,000
   Leasehold improvements                            228,000            34,000            31,000               231,000
   Machinery and equipment                        42,132,000         5,581,000           662,000            47,051,000
                                                  ----------         ---------        ----------            ----------

                                                 $54,533,000        $7,141,000        $  702,000           $60,972,000
                                                  ----------         ---------        ----------            ----------
                                                  ----------         ---------        ----------            ----------

                                                                   Schedule VIII

                      Duplex Products Inc. and Subsidiary

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                                              Additions             Deductions
                             Balance at       charged to          from reserves                 Balance at
                             beginning        costs and     --------------------------            end of
Description                  of period        expenses      Description         Amount            period
- -----------                  ----------       ----------     -----------        ------          -----------
Year ended
   October 30, 1993
       Allowance for                                          Accounts
           doubtful                                           charged
           receivables       $  900,000       $256,000        off               $356,000        $  800,000
                              ---------        -------                           -------         ---------
                              ---------        -------                           -------         ---------


Year ended
   October 31, 1992
       Allowance for                                          Accounts
           doubtful                                           charged
           receivables       $1,200,000       $196,000        off               $496,000        $  900,000
                              ---------        -------                           -------         ---------
                              ---------        -------                           -------         ---------


Year ended
October 26, 1991
       Allowance for                                          Accounts
           doubtful                                           charged
           receivables       $1,200,000       $495,000        off               $495,000        $1,200,000
                              ---------        -------                           -------         ---------
                              ---------        -------                           -------         ---------


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    DUPLEX PRODUCTS INC.
                                                         (Registrant)


Date:         January 21, 1994                      By
                                                       --------------------------------------------
                                                         David J. Eskra, Chairman of the Board
                                                            of Directors

Date:         January 21, 1994                      By
                                                       --------------------------------------------
                                                        Benjamin L. McSwiney, President and
                                                            Chief Executive Officer

Date:         January 21, 1994                      By
                                                       --------------------------------------------
                                                         Andrew N. Peterson, Vice President -
                                                            Finance, Chief Financial Officer and
                                                            Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:         January 21, 1994
                                                       --------------------------------------------
                                                        David J. Eskra, Chairman of the Board
                                                            of Directors


Date:         January 21, 1994
                                                       --------------------------------------------
                                                        Benjamin L. McSwiney, President and
                                                            Chief Executive Officer


Date:         January 21, 1994
                                                       --------------------------------------------
                                                         Michael J. Birck, Director

Date:         January 21, 1994
                                                       --------------------------------------------
                                                         John A. Bacon, Jr., Director

Date:         January 21, 1994
                                                         ------------------------------------------------------
                                                         John C. Colman, Director


Date:         January 21, 1994
                                                         ------------------------------------------------------
                                                         George S. Hoban, Director

EXHIBITS FILED WITH SECURITIES AND EXCHANGE COMMISSION



         Number and Description of Exhibit

 3.      Articles of Incorporation - Duplex Products Inc.*

11.      Computation of Earnings per Share

22.      Subsidiary

24.      Consent of Independent Certified Public Accountants

* Document has heretofore been filed with the Commission and is incorporated by reference.