Form 10-Q
period 1994-01-29
DUPLEX PRODUCTS INC
filed 1994-03-01
CIK 30547

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

                                QUARTERLY REPORT

                       Pursuant to Section 13 OR 15(d) of
                      the Securities Exchange  Act of 1934



 For the quarterly period ended: January 29, 1994

 Commission file number:  1-7208

 DUPLEX PRODUCTS INC.

- -----------------------------------------------------------------
 (Exact name of registrant as specified in its charter)

Delaware

(State or other jurisdiction of Incorporation or Organization)

I.R.S. Employer Identification Number:  36-2109817
1947 Bethany Road, Sycamore, IL                    60178
(Address of principal executive offices)      (Zip code)

(815) 895-2101
(Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes    X          No

Item 1.  FINANCIAL STATEMENTS
DUPLEX PRODUCTS INC.
                CONSOLIDATED CONDENSED BALANCE SHEET
 (Amounts in Thousands)



                                         Jan. 29,1994  Oct. 30,1993
                                          (Unaudited)   (Audited)
                                         ------------  ------------
ASSETS

Current assets:

  Cash and cash equivalents               $14,745      $18,419

  Receivables                              77,152       76,021

  Inventories                               8,838        9,107

  Income tax refund receivable              1,051        1,537

  Deferred income tax benefits              3,500        3,500
                                          -------      -------
      Total current assets                105,286      108,584

Property, plant, and equipment-net         43,396       44,511

Other assets                                2,249        2,964
                                           ------       ------
           Total Assets                  $150,931     $156,059
                                         --------    ---------
                                         --------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt      $  1,212     $  1,562

  Accounts payable                          7,288       10,505

  Accrued liabilities                      12,651       13,145
                                           ------       ------
      Total current liabilities            21,151       25,212

Long term debt                              6,994        7,150

Deferred liabilities                        6,409        6,434

Stockholder's equity                      116,377      117,263
                                          -------      -------
  Total Liabilities & Equity             $150,931     $156,059
                                         --------     --------
                                         --------     --------

The accompanying notes are an integral part of these consolidated condensed financial statements.

DUPLEX PRODUCTS INC.
CONSOLIDATED CONDENSED INCOME STATEMENT
(Amounts in Thousands-Except Per Share)
Unaudited




    First Quarter
                                        Jan. 29, 1994  Jan. 30, 1993
                                        -------------  -------------
Net sales                                   $66,482     $64,788

Cost of goods sold                           50,425      48,456
                                           --------    --------
   Gross profit                              16,057      16,332

Selling and administrative expenses          15,853      15,746
                                           --------    --------
   Operating profit                             204         586

Other income (expense):
   Interest expense                            (147)       (150)
   Other income                                 152         211
                                           --------    --------
                                                  5          61
                                           --------    --------
Earnings  before income taxes                   209         647

Income taxes                                     71         246
                                           --------    --------
Earnings  before cumulative effect
of a change in accounting
for income taxes                                138         401

Cumulative effect of a change in
accounting for income taxes                     ---       1,000
                                           --------    --------
   NET EARNINGS                             $   138     $ 1,401
                                           --------    --------
                                           --------    --------
Earnings per share before cumulative
effect of a change in accounting
for income taxes                               $.02        $.05

Cumulative effect of a change in
accounting for income taxes                     ---         .13
                                           --------    --------
Earnings  per share                         $   .02     $   .18
                                           --------    --------
                                           --------    --------
Average common shares outstanding         7,647,000   7,757,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

DUPLEX PRODUCTS INC.

CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
(Amounts in Thousands-Except Per Share)
Unaudited


                                             First Quarter
                                   Jan. 29, 1994    Jan. 30, 1993
                                   -------------    -------------
Cash flows from operating
activities:

Net earnings                       $    138       $  1,401

Depreciation and amortization         1,691          1,750

Other items                          (4,421)        (4,855)
                                   ---------      ---------
Net cash flows from
operating activities                 (2,592)        (1,704)

Cash flows from investing
activities:

Property, plant, & equipment
(additions) net of disposals           (576)           268
                                   ---------      ---------
Net cash used in
investing activities                   (576)           268
                                   ---------      ---------
Cash flows from financing
activities:

Payments on long-term obligations      (506)          (426)
                                   ---------      ---------

Net cash used in financing
activities                             (506)          (426)

Net (decrease)in cash
and cash equivalents                 (3,674)        (1,862)

Cash and cash equivalents
at beginning of period               18,419         22,326
                                   ---------      ---------
Cash and cash equivalents
at end of period                   $ 14,745       $ 20,464
                                   ---------      ---------
                                   ---------      ---------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              DUPLEX PRODUCTS INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.
The Consolidated condensed financial statements included herein have been prepared by the Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Corporation believes that the disclosures are adequate to make the information presented not misleading.

Note 2.
These statements reflect all adjustments (which include only normal recurring accruals) necessary, in the opinion of management, for a fair presentation of the information contained therein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Corporation's annual report on Form 10-K for the year ended October 30, 1993.

Note 3.
Operating results for interim periods are not necessarily indicative of annual results.

Note 4.
Earnings per share are based on the weighted average number of common shares outstanding.

                              DUPLEX PRODUCTS INC.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The Company's 1993 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at, and for the year ended, October 30, 1993. The following discussion and analysis covers material changes in the Company's financial condition from October 30, 1993, and the end of the first quarter of 1993, to the end of the first quarter of 1994, while the analysis of results of operations compares the results for the quarter ended January 29, 1994, with the first quarter of fiscal 1993.

Liquidity and Capital Resources

No significant changes occurred relative to liquidity or capital during the first quarter of 1994 or from the end of the first quarter of 1993 to the end of the first quarter of 1994.

Results of Operations
For the first quarter ended January 29, 1994, net income was $138,000, or 2 cents per share, down from $1,401,000, or 18 cents per share in the first quarter of 1993. The cumulative effect of a change in accounting for income taxes increased earnings in last year's quarter by $1,000,000, or 13 cents per share. Sales were $66,482,000, up 3% from $64,788,000 in the first quarter of 1993.

It is encouraging to report higher sales. Excluding the fourth quarter of 1992 which had an extra week, the last time the company reported higher revenues was the fourth quarter of 1989.

Gross margins declined, however, as lower-realized selling prices offset the higher revenues and the benefits of our reduced cost structure. Earnings for the quarter were below our expectations. The business forms industry continues to be affected by weak demand, over-capacity, and strong pricing pressures.

Higher revenues in the quarter are an indication of the progress we have made in focusing our sales organization to provide customer solutions using our forms management capabilities. This consultative selling approach in combination with current initiatives to reduce costs should lead to improved results over the balance of the year.

Item 6.  Reports on Form 8-K
No report on Form 8-K was filed for the quarter ended January
29, 1994.

DUPLEX PRODUCTS INC.
FORM 10-Q
For the Quarterly Period Ended January 29, 1994

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          DUPLEX PRODUCTS INC


February 25, 1994
      Date                Ben L. McSwiney
                          President & Chief Executive Officer





February 25, 1994
      Date                Andrew N. Peterson
                          Vice President-Finance & C.F.O.