Form 10-Q
period 1994-04-30
DUPLEX PRODUCTS INC
filed 1994-06-01
CIK 30547

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                   FORM 10-Q

                                QUARTERLY REPORT

                       Pursuant to Section 13 or 15(d) of
                      the Securities Exchange  Act of 1934

       April 30, 1994                                                  1-7208
- ------------------------------                          ----------------------
 For the quarterly period ended                         Commission file number




                             DUPLEX PRODUCTS INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                     36-2109817
- --------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

   1947 Bethany Road, Sycamore, IL                                  60178
- ----------------------------------------    -----------------------------------
(Address of principal executive offices)                            (Zip code)

                                (815) 895-2101
    ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)




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

                                     ASSETS

                                         April 30, 1994       October 30,1993
                                          (Unaudited)            (Audited)
                                          -----------           -----------
Current assets:

  Cash and cash equivalents               $ 16,007              $ 18,419

  Receivables                               77,824                76,021

  Inventories                                6,936                 9,107

  Income tax refund receivable                 687                 1,537

  Deferred income tax benefits               7,100                 3,500
                                          --------              --------
      Total current assets                 108,554               108,584

Property, plant, and equipment-net          42,008                44,511

Other assets                                 3,577                 2,964
                                          --------              --------
      Total Assets                        $154,139              $156,059
                                          --------              --------
                                          --------              --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt       $  1,212              $  1,562

  Accounts payable                           8,227                10,505

  Accrued liabilities                       23,620                13,145
                                          --------              --------
      Total current liabilities             33,059                25,212

Long term debt                               6,839                 7,150

Deferred liabilities                         6,406                 6,434

Stockholder's equity                       107,835               117,263
                                          --------              --------
  Total Liabilities & Equity              $154,139              $156,059
                                          --------              --------
                                          --------              --------

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              DUPLEX PRODUCTS INC.

                    CONSOLIDATED CONDENSED INCOME STATEMENT
                    (Amounts in Thousands-Except Per Share)
                                   Unaudited

                                       Second Quarter                     First Half
                                    4/30/94        5/01/93          4/30/94        5/01/93
Net sales                         $   67,744      $   65,145      $  134,226      $  129,933

Cost of goods sold                    52,679          48,830         103,104          97,286
                                  ----------      ----------      ----------      ----------
  Gross profit                        15,065          16,315          31,122          32,647

Selling & administrative
expenses                              17,001          15,666          32,854          31,412

Restructuring costs                   12,000           1,500          12,000           1,500
                                  ----------      ----------      ----------     -----------
  Operating loss                    (13,936)           (851)        (13,732)           (265)

Other income (expenses):
  Interest expense                     (147)           (150)           (295)           (300)
  Other income                            89             307             242             518
                                  ----------      ----------      ----------      ----------
                                        (58)             157            (53)             218
                                  ----------      ----------      ----------      ----------
Loss before income tax credits      (13,994)           (694)        (13,785)            (47)

Income tax credits                   (5,478)           (264)         (5,407)            (18)
                                  ----------      ----------      ----------      ----------
Loss before cumulative effect
of a change in accounting for
income taxes                         (8,516)           (430)         (8,378)            (29)

Cumulative effect of a change in
accounting for income taxes             ____            ____            ____           1,000
                                  ----------      ----------      ----------      ----------
   NET EARNINGS (LOSS)            $  (8,516)      $    (430)      $  (8,378)      $      971
                                  ----------      ----------      ----------      ----------
                                  ----------      ----------      ----------      ----------
Loss per share before cumulative
 effect of a change in
 accounting for income taxes      $   (1.12)      $    (.05)      $   (1.10)      $     ----

Cumulative effect of a change in
accounting for income taxes              ---             ---             ---             .13
                                  ----------      ----------      ----------      ----------
Earnings (loss) per share         $   (1.12)      $   ( .05)      $   (1.10)      $      .13
                                  ----------      ----------      ----------      ----------
                                  ----------      ----------      ----------      ----------
Average common shares
outstanding                        7,589,000       7,752,000       7,618,000       7,754,000

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              DUPLEX PRODUCTS INC.

                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                    (Amounts in Thousands-Except Per Share)
                                   Unaudited

                                                            First Half
                                                     4/30/94         5/01/93
                                                   ----------      ----------
Cash flows from operating activities:

   Net earnings (loss)                             $(8,378)        $   971

   Depreciation and amortization                      3,376          3,500

   Restructuring costs                               12,000          1,500

   Other items                                      (7,876)        (3,805)
                                                   --------        -------
    Net cash flows used in operating activities     ( 878)         (2,166)

Cash flows from investing activities:

   Property, plant, and equipment additions          (873)           (540)
                                                   -------         -------

     Net cash used in investing activities           (873)           (540)
                                                   -------         -------
Cash flows from financing activities:

   Payments on long-term obligations                 (661)           (580)
                                                   -------         -------

   Net cash used in financing activities             (661)           (580)
                                                   -------         -------

Net increase (decrease) in cash and cash
 equivalents                                       (2,412)           1,046

Cash and cash equivalents at beginning of period    18,419          22,326
                                                   -------         -------

Cash and cash equivalents at end of period         $16,007         $23,372
                                                   -------         -------
                                                   -------         -------

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

                              DUPLEX PRODUCTS INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's 1993 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at, and for the year ended, October 30, 1993. The following discussion and analysis covers material changes in the Company's financial condition from October 30, 1993, and the end of the first half of 1993 to April 30, 1994, while the analysis of results of operations compares the results for the second quarter and six months ended April 30, 1994, with the quarter and six months ended May 1, 1993.

Liquidity and Capital Resources

   No significant changes occurred relative to liquidity or capital during the first six months of fiscal 1994 or from the end of the first half of 1993 to April 30, 1994.

Results of Operations

   For the second quarter ended April 30, 1994, the net loss was $8,516,000, equal to $1.12 per share, compared with a net loss of $430,000, or 5 cents per share in the corresponding period last year. Earnings in the quarter were reduced by pretax restructuring charges of $12,000,000 and $1,500,000, respectively, in fiscal 1994 and 1993. Sales in the quarter were $67,744,000, up 4% from $65,145,000 in last year's second quarter.

   For the first six months of the year, the net loss was $8,378,000, equal to $1.10 per share compared with the net earnings of $971,000, or 13 cents per share in fiscal 1993. Sales were $134,226,000, up 3% from the $129,933,000 reported last year.

   The operating loss was the result of lower-realized selling prices which offset higher revenues and a lower cost structure.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

During the second quarter, the Company recorded a $12 million pretax charge related to a restructuring program. The objective of this program is to increase the Company's competitiveness, permit investments in new business development and improve margins. The restructuring program includes the consolidation and streamlining of the manufacturing organization.

The restructuring charge consists of approximately $6.0 million of anticipated cash payments related to employee terminations. Another $2.4 million in cash outflows relates primarily to facility closings. In addition, the restructuring includes $3.6 million to write down assets. The Company expects the program to be substantially complete in 18 months.

1994 continues to be a transitional year for Duplex, and we're aggressively working to return the company to profitability. We've reported higher sales for two quarters in a row, compared to declining sales for four consecutive years, and that is a very good indication of the progress we've made in focusing our sales organization.

Part 3.  Other Information

   Item 6.  Reports on Form 8-K
     No report on Form 8-K was filed for the quarter ended April 30, 1994.

                             DUPLEX PRODUCTS INC.

                                   FORM 10-Q
                 For the Quarterly Period Ended April 30, 1994


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    DUPLEX PRODUCTS INC

May 27, 1994
- ---------------------                      ------------------------------------
Date                                                  Ben L. McSwiney
                                           President and Chief Executive Officer




May 27, 1994
- ---------------------                      ------------------------------------
Date                                                 Andrew N. Peterson
                                                Vice President-Finance and
                                                 Chief Financial Officer