Form 10-Q
period 1994-07-30
DUPLEX PRODUCTS INC
filed 1994-08-29
CIK 30547

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 QUARTERLY REPORT UNDER Section 13 or 15(d) of
                      the Securities Exchange  Act of 1934


         July 30, 1994                                          1-7208
 For the quarterly period ended                         Commission file number



                             DUPLEX PRODUCTS INC.
            (Exact name of registrant as specified in its charter)

             Delaware                                        36-2109817
  (State or other jurisdiction of                       (I.R.S. Employer
   Incorporation or Organization)                       Identification Number)


   1947 Bethany Road, Sycamore, IL                            60178
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

                             Yes    X          No


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 24, 1994:

       Common stock -   $1.00 par value    7,573,761 Shares Outstanding.

Item 1.  FINANCIAL STATEMENTS
                              DUPLEX PRODUCTS INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                             (Amounts in Thousands)

                                   ASSETS
                                       July 30,1994      October 30,1993
                                        (Unaudited)         (Audited)
                                       ------------      ---------------
Current assets:

  Cash and cash equivalents             $ 15,809            $ 18,419

  Receivables                             76,134              76,021

  Inventories                              7,048               9,107

  Income tax refund receivable               966               1,537

  Deferred income tax benefits             7,100               3,500
                                        --------            --------
      Total current assets               107,057             108,584

Property, plant, and equipment-net        41,217              44,511

Other assets                               2,875               2,964
                                        --------            --------

      Total Assets                      $151,149            $156,059
                                        ========            ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Current portion of long-term debt     $  1,212            $  1,562

  Accounts payable                         7,839              10,505

  Accrued liabilities                     22,266              13,145
                                        --------            --------
      Total current liabilities           31,317              25,212

Long term debt                             6,094               7,150

Deferred liabilities                       6,420               6,434

Stockholder's equity                     107,318             117,263
                                        --------            --------
  Total Liabilities & Equity            $151,149            $156,059
                                        ========            ========

The accompanying notes are an integral part of these consolidated condensed financial statements.

                              DUPLEX PRODUCTS INC.
             CONSOLIDATED CONDENSED INCOME STATEMENT (Unaudited)
                    (Amounts in Thousands-Except Per Share)

                                              Third Quarter                     Nine Months
                                         7/30/94         7/31/93         7/30/94          7/31/93
                                       ----------      ----------       ----------       ----------
  Net sales                            $   64,744      $   61,870       $  198,970       $  191,803

  Cost of goods sold                       49,007          46,169          152,111          143,455
                                       ----------      ----------       ----------       ----------
    Gross profit                           15,737          15,701           46,859           48,348

  Selling and administrative
     expenses                              16,536          14,789           49,390           46,201

  Restructuring costs                          --              --           12,000            1,500
                                       ----------      ----------       ----------       ----------
     Operating profit (loss)                 (799)            912          (14,531)             647

  Other income (expenses):
     Interest expense                        (147)           (150)            (442)            (450)
     Other income                             138             266              380              784
                                       ----------      ----------       ----------       ----------

                                               (9)            116              (62)             334
                                       ----------      ----------       ----------       ----------
  Earnings (loss) before income
      taxes (credits)                        (808)          1,028          (14,593)             981

  Income taxes (credits)                     (275)            391           (5,682)             373
                                       ----------      ----------       ----------       ----------

  Net earnings (loss) before
  cumulative effect of a change in
  accounting for income taxes                (533)            637           (8,911)             608

  Cumulative effect of a change in
  accounting for income taxes                 ---             ---              ---            1,000
                                       ----------      ----------       ----------       ----------
  NET EARNINGS (LOSS)                  $     (533)     $      637       $   (8,911)      $    1,608
                                       ==========      ==========       ==========       ==========
  Net earnings (loss) per share
   before cumulative effect of a
   change in accounting for
   income taxes                             $(.07)           $.08           $(1.17)          $  .08

  Net earnings per share cumulative
  effect of a change in accounting
  for income taxes                            ---             ---              ---              .13
                                       ----------      ----------       ----------       ----------
  NET EARNINGS (LOSS) PER SHARE             $(.07)           $.08           $(1.17)            $.21
                                       ==========      ==========       ==========       ==========

  Average common shares                 7,577,000       7,722,000        7,604,000        7,744,000

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                              DUPLEX PRODUCTS INC.
           CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS (Unaudited)
                    (Amounts in Thousands-Except Per Share)

                                                                   Nine Months
                                                                   -----------
                                                               7/30/94             7/31/93
                                                               -------             -------
Cash flows from operating activities:

     Net earnings (loss)                                       $(8,911)            $ 1,608

     Depreciation and amortization                               5,080               5,245

     Restructuring costs                                        12,000               1,500

     Other items                                                (7,587)             (4,655)
                                                               -------             -------

        Net cash flows used in operating activities                582               3,698

Cash flows from investing activities:

     Property, plant, and equipment additions                   (1,786)               (452)
                                                               -------             -------

        Net cash used in investing activities                   (1,786)               (452)
                                                               -------             -------
Cash flows from financing activities:

     Payments on long-term obligations                          (1,406)             (1,426)
                                                               -------             -------

     Net cash used in financing activities                      (1,406)             (1,426)
                                                               -------             -------


Net increase (decrease) in cash
 and cash equivalents                                           (2,610)              1,820

Cash and cash equivalents at beginning of period                18,419              22,326
                                                               -------             -------

Cash and cash equivalents at end of period                     $15,809             $24,146
                                                               =======             =======


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

                              DUPLEX PRODUCTS INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's 1993 Annual Report to Stockholders contains management's discussion and analysis of financial condition and results of operations at, and for the year ended, October 30, 1993. The following discussion and analysis covers material changes in the Company's financial condition from October 30, 1993, and the end of the first nine months of 1993 to July 30, 1994, while the analysis of results of operations compares the results for the Third quarter and nine months ended July 30, 1994, with the quarter and nine months ended July 31, 1993.

Liquidity and Capital Resources

No significant changes occurred relative to liquidity or capital during the first nine months of fiscal 1994 or from the end of the first nine months of 1993 to July 30, 1994.

Results of Operations

For the third quarter ended July 30, 1994, the net loss was $533,000, equal to $.07 per share, compared with net income of $637,000, or $.08 per share in the third 1993 quarter. Sales were $64,744,000, an increase of 5% from $61,870,000, in the corresponding period last year.

For the first nine months of the year, the net loss was $8,911,000, equal to $1.17 per share compared with net income of $1,608,000, or 21 cents per share in 1993. Earnings through nine months were reduced by pretax restructuring charges of $12,000,000 and $1,500,000, respectively in fiscal 1994 and 1993. Sales increased 4% to $198,970,000 from $191,803,000.

The company said that although it is always disappointing to report a loss, even when it is anticipated, the results for the third quarter are encouraging. The company's operating loss narrowed to $799,000, compared with a loss of $1,936,000 in the second quarter of fiscal 1994. Additionally, Duplex reported higher sales for the third quarter in a row.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)



The company's restructuring plan is on schedule and is expected to lead to significant cost savings over the next several months. The plan includes the closing of the Orlando, Florida, plant this month and the Dillsburg, Pennsylvania, plant in October.

The company plans to increase sales of value-added services and products such as forms management, labels, and imaging and mailing. The company reports that sales of imaging and mailing in the quarter were up 29% from the prior year.



Part 3.  Other Information

  Item 6.  Reports on Form 8-K
     No report on Form 8-K was filed for the quarter ended July 30, 1994.

                             DUPLEX PRODUCTS INC.
                                   FORM 10-Q
                 For the Quarterly Period Ended July 30, 1994




                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         DUPLEX PRODUCTS INC

August 26, 1994                           /s/ BEN L. McSWINEY
Date                                          Ben L. McSwiney
                                     President and Chief Executive Officer





August 26, 1994                           /s/ ANDREW N. PETERSON
Date                                          Andrew N. Peterson
                              Vice President-Finance and Chief Financial Officer