Form 10-K
period 1994-10-29
DUPLEX PRODUCTS INC
filed 1995-01-27
CIK 30547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


(x) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended OCTOBER 29, 1994    Commission file number 1-7208


                              DUPLEX PRODUCTS INC.
             (Exact name of Registrant as specified in its charter)


               Delaware                              36-2109817
(State of incorporation or organization)  (I.R.S. Employer Identification No.)

1947 Bethany Road, Sycamore, Illinois      60178          815/895-2101
(Address of principal executive office)  (Zip Code)    (Telephone Number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

[CAPTION]

TITLE OF EACH CLASS                       NAME OF EACH EXCHANGE ON WHICH REGISTERED
- -------------------                       -------------------------------------------
Common stock, par value $1.00 per share    American Stock Exchange


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past ninety days.   Yes  X      No
                                                    ---        ---

As of January 6, 1995, 7,543,278 shares of common stock with a par value of $1.00 were outstanding. These shares, which constitute all of the voting stock of the Registrant, had an aggregate market value on January 6, 1995, of approximately $58.5 million based on the closing sale price reported on the American Stock Exchange. All such shares were owned by non-affiliates of the Registrant.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended October 29, 1994, are incorporated by reference in Parts II and IV. Portions of the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders are incorporated by reference in Part III.

                                     PART I

ITEM 1 - BUSINESS

GENERAL

Duplex Products Inc. began operations in 1947 as a designer and manufacturer of business forms primarily focused on government markets. Over the years, Duplex has broadened considerably the scope of its products and services to keep pace with emerging technologies and the changing information management requirements of businesses. Today the Company is positioned as a leader in serving both the business forms and information management needs of customers in financial, industrial, retail, and commercial markets, with the primary objective of assisting them in improving the efficiency of their operations and in lowering their cost of processing business critical information.

Financial data and commentary on the Company's recent operating results and financial position are included on pages 12 through 27 of the 1994 Annual Report to Shareholders, which is incorporated herein by reference.

The Company's business is predominantly in a single industry segment, with only the business forms class of product exceeding 10% of total sales.

PRODUCTS AND SERVICES

The Company serves the business information handling needs of customers with a comprehensive array of value-added forms and services that are both paper-based and electronic-based. These include:

- -   Custom and stock business forms (continuous, unit set, single, and multi-part) in fan-fold, roll, and sheeted stocks.

- -   Custom and stock pressure sensitive labels in fan-fold, roll, and sheeted stocks for a wide variety of media bases.

- -   Integrated form/label combinations.

- -   Forms management services, including storage, distribution, cost center reporting and inventory management.

- -   Electronic printing and mailing services, including data communication and manipulation, variable and fixed printing, and document distribution.

- -   Services related to check fraud prevention, electronic forms, and information flow analysis.

During fiscal year 1994, the Company expanded its electronic printing and mailing centers in Elgin, Illinois, and Timonium, Maryland, and opened a facility in Sacramento, California, to serve the West Coast market.

MANUFACTURING AND DISTRIBUTION

Products are produced in ten Company plants in the United States and also sourced through a network of outside strategic partners, whose product offerings and capabilities complement those of Duplex.
Products and services are sold primarily in the United States and Puerto Rico through the Company's direct sales force of 305 sales consultants. Over the past year, strong emphasis has been placed on providing training to sales consultants on consultative selling techniques and new product and service offerings of the Company. In addition, corporate support of the sales force has been expanded considerably in the areas of market analysis, advertising, and sales promotion.

The Company is not dependent upon one customer or related group of customers in that no customer or group of customers under common control accounted for 10%
or more of total sales in fiscal year 1994.   The Company's order backlog at
any time is not material in relation to annual sales volume, and the business is not subject to significant seasonal variances.

A large portion of the Company's products are distributed to customers through a network of business service centers. Services provided by these centers include warehousing, customer inventory management and reporting, imprinting services, and certain forms production.

MARKET ENVIRONMENT

Duplex operates in a highly competitive and mature market, with industry sales of traditional business forms in the United States (estimated at approximately $8 billion in 1994) continuing to decline gradually. This decline reflects (1) a move by large businesses from paper-based information systems as they expand the use of personal computers and other productivity-enhancing tools and (2) a decline in the use of unit sets by small companies. However, certain segments of the marketplace offer growth opportunities, including pressure sensitive labels, short-run preprinted cut sheets, electronic printing and mailing services, demand printing, and forms automation. In this connection, significant opportunities relate to assisting customers to reduce their cost of handling and processing information, including the integration of paper and electronic documents, the enhancement of business processes, and the provision of services that allow businesses to outsource "back room" activities that are not central to the generation of revenues. Also, the increase in information both generated by and required by the expanding electronic age will increase paper-based and paperless communications, providing opportunities for suppliers to supplant declining segments of the traditional business forms market with other products and services.

Approximately 20% of the U.S. business forms market is controlled by one competitor, with the remaining market share distributed among approximately 600 companies. Duplex ranks among the six largest of these companies, in an industry where price, quality, on-time delivery, and sales service are the prime competitive factors. Over-capacity in the industry is significant giving rise to pricing pressures. This excess of supply over demand most probably will lead to a reduction in the number of forms suppliers through consolidations and mergers.

RAW MATERIALS

Duplex's principal raw material is paper, which is purchased in a wide range of sizes, colors, widths, and weights from various paper mills. Other materials used in the manufacturing process include inks and lithographic platemaking materials.

After a five-year decline in paper prices, the May through December period of 1994 saw bond paper prices climb about 70%. Selling prices of Company products were adjusted to reflect these increases; however, pressure on margins continues, reflecting the highly competitive nature of the marketplace. In addition, paper is in short supply and supplies are being allocated by domestic vendors. Despite this situation, Duplex expects to be able to meet customer requirements as a result of its longstanding vendor relationships and through adjustments to product mix.

RESEARCH AND DEVELOPMENT

The Company continues to be involved in research activities relating to the development of new products and services. The Company does not regard either the number of people involved in, or amounts expended on, research activities (none of which are customer sponsored) to be material.

LICENSES AND PATENTS

No material patents, licenses, franchises, or concessions are held which significantly impact the Company's business.

ENVIRONMENTAL PROTECTION

The Company believes that it is in substantial compliance with all applicable federal, state, and local regulations regarding environmental protection. The Company has not incurred any material costs in this regard.

EMPLOYEES

As of October 29, 1994, 1,852 people were employed by Duplex, none of whom are covered by a collective bargaining agreement.


ITEM 2 - PROPERTIES

The following are the principal properties of the Company:

                                                        Approximate
                                                        square
Location                     Description                footage       Owned/Leased
- --------                     -----------                -------       ------------

Dillsburg, Pennsylvania      Plant and warehouse        38,000       Owned

Emigsville, Pennsylvania     Plant and warehouse        66,000       Owned

Goshen, Indiana              Plant and warehouse       140,000       Owned

Jacksonville, Florida        Plant and warehouse       127,000       Owned

Mechanicsburg, Pennsylvania  Plant and warehouse        48,000       Owned

Newark, Ohio                 Plant and warehouse        80,000       Owned

Orlando, Florida             Plant and warehouse        40,000       Owned

Salt Lake City, Utah         Plant and warehouse        81,000       Owned

Santa Ana, California        Plant and warehouse        65,000       Owned

Sycamore, Illinois           Corporate office, plant,
                             and warehouse             191,000       Owned

Tucker, Georgia              Plant and warehouse        82,000       Leased

West York, Pennsylvania      Plant and warehouse        73,000       Owned

The Dillsburg, Pennsylvania, and Orlando, Florida, facilities are vacant and being marketed for sale. The Company believes that its facilities are properly maintained, and that production capacity is adequate for current needs.


In addition, the Company leases (1) electronic printing and mailing facilities in Timonium, Maryland, Elgin, Illinois, and Sacramento, California, (2) leases/owns twenty business service centers in various locations across the United States, and (3) leases eighty-three sales offices nationwide and in Puerto Rico.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to, nor is its property subject to, any material pending legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.
                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

Reported as "Stock Exchange Information" and "Trading and Dividend Information" on page 29 of the 1994 Annual Report to Shareholders.

ITEM 6 - SELECTED FINANCIAL DATA

Reported as "Selected Financial Data" on page 27 of the 1994 Annual Report to Shareholders.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported as "Management's Discussion of Operations" and "Management's Discussion of Liquidity and Capital Resources" on pages 15 through 17 of the 1994 Annual Report to Shareholders.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index under Item 14.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors required by this item is incorporated by reference to the section entitled "Election of Directors" in the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders.

Information pertaining to executive officers as of January 25, 1995, is shown below.

                         Executive
                         Officer
   Name           Age     Since        Positions During Last Five Years
   ----           ---     -----        --------------------------------

Ben L. McSwiney   44      1993         President and Chief Executive Officer of the
                                       Company since December 1993; Chief Operating
                                       Officer of the Company, September to December
                                       1993; President and Chief Executive Officer of
                                       WhiteStar Graphics, 1991-1993; Vice President
                                       and General Manager of Williamhouse Regency,
                                       1989-1991.

ITEM 11 - EXECUTIVE  COMPENSATION

Incorporated by reference to the section entitled "Executive Compensation" in the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated by reference to the section entitled "Beneficial Ownership of Common Stock" in the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the section entitled "Executive Compensation" in the Registrant's Proxy Statement for the 1995 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

                                                            Page(s) in
(a)(1) Financial Statements                                 Annual Report
                                                            -------------

       Consolidated Statement of Operations                        12

       Consolidated Statement of Financial Position                13

       Consolidated Statement of Cash Flows                        14

       Notes to Consolidated Financial Statements                  18-25

       Independent Auditors' Report                                26

       Selected Financial Information                              27


(a)(2) Financial Statement Schedules                            Page in
                                                                Form 10-K
                                                                ---------

          Report of Independent Auditors on Financial
          Statement Schedules                                        9

          Schedule   V -       Property, Plant, and Equipment       10

          Schedule  VI -       Accumulated Depreciation and
                               Amortization of Property, Plant,
                               and Equipment                        11

          Schedule VIII -      Valuation and Qualifying Accounts
                               and Reserves                         12

The schedules listed in Reg. 210.5-04, except those listed above, have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)       Reports on Form 8-K:  None.

(c)       Exhibits

           3(a)     Composite of the Registrant's Restated Certificate of Incorporation as amended, incorporated by reference to
                    Exhibit 3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 25, 1988.

           3(b)     By-Laws of the Registrant as amended.*

           4        Shareholder Rights Plan, incorporated by reference to the Registrant's Form 8-K dated June 8, 1989.

          10(a)     1984 Incentive Stock Option Plan, incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 29, 1983.

          10(b)     1993 Incentive Stock Option Plan, incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 30, 1993.

          11        Computation of Earnings Per Share.*

          13        Portions (pages 12 through 29) of the 1994 Annual Report to Shareholders for the fiscal year ended
                    October 29, 1994.*

          18        Letter regarding Change in Accounting Principles.*

          23        Consent of Independent Auditors.*

                    *Filed electronically herewith.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended October 29, 1994, to be signed on its behalf by the undersigned thereunto duly authorized on January 20, 1995.

                                  DUPLEX PRODUCTS INC.

                                  By /s/ Andrew A. Campbell
                                     ----------------------
                                     Andrew A. Campbell
                                     Vice-President Finance, Chief Financial
                                     Officer, and Secretary
                                     (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on January 20, 1995.

By /s/ Andrew A. Campbell
  -----------------------
  Andrew A. Campbell
  Vice-President Finance, Chief Financial
  Officer, and Secretary
  (Principal Financial Officer)

By /s/ Ben L. McSwiney
  --------------------
  Ben L. McSwiney, President,
  Chief Executive Officer, and Director
  (Principal Executive Officer)

By /s/ John A. Bacon, Jr.
  -----------------------
  John A. Bacon, Jr., Director


By /s/ Michael J. Birck
  ---------------------
  Michael J. Birck, Director


By /s/ David J. Eskra
  --------------------
  David J. Eskra, Director


By /s/ George S. Hoban
  --------------------
  George S. Hoban, Director


By /s/ W. Robert Reum
  -------------------
  W. Robert Reum, Director

                 REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES

Board of Directors
Duplex Products Inc.

In connection with our audit of the consolidated financial statements of Duplex Products Inc. and Subsidiary, referred to in our report dated December 9, 1994, we have also audited Schedules V, VI, and VIII for each of the three years in the period ended October 29, 1994. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



                                                              GRANT THORNTON LLP
Chicago, Illinois
December 9, 1994

                      DUPLEX PRODUCTS INC. AND SUBSIDIARY

                  SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT

(Dollar amounts in thousands)

                                         Balance at                                              Balance at
                                         beginning          Additions                            end of
                                         of year            at cost              Retirements     year
                                         ---------------    -------------        -----------     -----------
Year ended October 29, 1994
Land and land improvements                    $   3,207            $   --          $ 1,067         $  2,140
Buildings                                        31,238               232            5,526           25,944
Leasehold improvements                              269                 4               20              253
Machinery and equipment                          74,267             2,612            4,045           72,834
                                              ---------          --------         --------        ---------
                                               $108,981            $2,848          $10,658         $101,171
                                              =========          ========         ========        =========

Year ended October 30, 1993
Land and land improvements                    $   3,768             $  --          $   561         $  3,207
Buildings                                        35,175               202            4,139           31,238
Leasehold improvements                              400                11              142              269
Machinery and equipment                          76,794             3,503            6,030           74,267
                                               --------           -------          -------          -------
                                               $116,137            $3,716          $10,872         $108,981
                                              =========          ========         ========        =========

Year ended October 31, 1992
Land and land improvements                    $   3,768            $   --            $  --         $  3,768
Buildings                                        33,989             1,208               22           35,175
Leasehold improvements                              351                56                7              400
Machinery and equipment                          75,573             3,655            2,434           76,794
                                                -------            ------           ------          -------
                                               $113,681            $4,919           $2,463         $116,137
                                              =========          ========         ========        =========

                      DUPLEX PRODUCTS INC. AND SUBSIDIARY

          SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                        PROPERTY, PLANT, AND EQUIPMENT


(Dollar amounts in thousands)

                                              Additions
                               Balance at     charged to                       Balance at
                               beginning      costs and                        end of
                               of year        expenses        Retirements      year
                               ----------     -----------     -----------      -----------

  Year ended October 29, 1994
  Land and land improvements      $    720        $   74            $  220          $   574
  Buildings                         13,900         1,128             2,528           12,500
  Leasehold improvements               182            21                17              186
  Machinery and equipment           49,668         4,390             3,147           50,911
                                   --------     --------        ----------        ---------
                                   $64,470        $5,613            $5,912          $64,171
                                   =======      ========        ==========        =========

  Year ended October 30, 1993
  Land and land improvements       $   750       $    84           $   114          $   720
  Buildings                         14,428         1,208             1,736           13,900
  Leasehold improvements               278            42               138              182
  Machinery and equipment           50,325         5,244             5,901           49,668
                                   -------       -------           -------           ------
                                   $65,781        $6,578            $7,889          $64,470
                                   =======       =======           =======          =======


  Year ended October 31, 1992
  Land and land improvements      $    650        $  100            $   --          $   750
  Buildings                         13,040         1,401                13           14,428
  Leasehold improvements               231            52                 5              278
  Machinery and equipment           47,051         5,630             2,356           50,325
                                  --------        ------            ------          -------
                                   $60,972        $7,183             2,374          $65,781
                                   =======        ======            ======          =======

Note: For financial reporting purposes, depreciation is based on the following estimated useful lives of assets:

                 Land improvements                      5 to 10 years
                 Buildings and improvements             5 to 40 years
                 Machinery and equipment                3 to 15 years
                 Furniture and fixtures                 5 to 15 years
                 Automotive equipment                   4 to 5 years
                 Leasehold improvements                 Lives of leases

                      DUPLEX PRODUCTS INC. AND SUBSIDIARY

                  SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

  (Dollar amounts in thousands)

                                                   Additions         Deductions
                                 Balance at        charged to      from reserves        Balance
                                 beginning         costs and   ----------------------   at end
Description                      of year           expenses    Description     Amount   of year
- -----------                      ----------        ----------  -----------     ------   --------

Year ended October 29, 1994
Allowance for                                                   Accounts
doubtful accounts                $800                $367       charged off     $452       $715

Reserve for inventory              --               1,350                         --      1,350

Year ended October 30, 1993
  Allowance for                                                 Accounts
  doubtful accounts               900                 256       charged off      356        800

Year ended October 31, 1992
  Allowance for                                                 Accounts
  doubtful accounts             1,200                 196       charged off      496        900
