Form 10-K/A
period 1994-10-29
DUPLEX PRODUCTS INC
filed 1995-02-23
CIK 30547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-K/A


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

                                                           EXHIBIT INDEX

[CAPTION]

Exhibit No.                                                                                                                 Page No.
- -----------                                                                                                                 --------
        *  3(a)     Composite of the Registrant's Restated Certificate of Incorporation as amended, incorporated by reference to
                    Exhibit 3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended October 25, 1988.

        *  3(b)     By-Laws of the Registrant as amended.*

        *  4        Shareholder Rights Plan, incorporated by reference to the Registrant's Form 8-K dated June 8, 1989.

        * 10(a)     1984 Incentive Stock Option Plan, incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 29, 1983.

        * 10(b)     1993 Incentive Stock Option Plan, incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 30, 1993.

        * 11        Computation of Earnings Per Share.*

        * 13        Portions (pages 12 through 29) of the 1994 Annual Report to Shareholders for the fiscal year ended
                    October 29, 1994.*

        * 18        Letter regarding Change in Accounting Principles.*

        * 23        Consent of Independent Auditors.*

          27        Financial Data Schedule.

*  Previously filed