Form 10-Q
period 1995-01-28
DUPLEX PRODUCTS INC
filed 1995-03-09
CIK 30547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-Q



(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended January 28, 1995

                        Commission File Number 1-7208



                             DUPLEX PRODUCTS INC
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)


             Delaware                                   36-2109817
- ---------------------------------------      ----------------------------------
(State of Incorporation or Organization)    (I.R.S. Employer Identification No.)


   Bethany Road, Sycamore, Illinois        60178           (815) 895-2101
- ---------------------------------------   --------  ---------------------------
(Address of Principal Executive Offices) (Zip Code) (Registrant's Telephone No.)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such report) and (2) has been subject to such
filing requirements for the past ninety days.   Yes  X    No
                                                    -----    -----


As of January 28, 1995, 7,543,278 shares of common stock with a par value of $1.00 were outstanding.

PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS

                             Duplex Products Inc.
                 Condensed Consolidated Statement of Earnings
                                 (Unaudited)

                                                                                    First quarter ended
                                                                            January 28,          January 29,
(In thousands, except per-share data)                                              1995                 1994
- -----------------------------------------------------                        ----------           ----------
Net sales                                                                       $73,337              $65,352
Cost of goods sold                                                               55,218               49,370
                                                                                -------              -------
Gross profit                                                                     18,119               15,982
Selling, general, and administrative expenses                                    17,092               15,853
                                                                                -------              -------
Operating profit                                                                  1,027                  129
                                                                                -------              -------
Other income (expense)
  Interest expense                                                                 (118)                (147)
  Other income                                                                      155                  152
                                                                                -------              -------
                                                                                     37                    5
                                                                                -------              -------
Earnings before income taxes and accounting changes                               1,064                  134
Provision for income taxes                                                          415                   96
                                                                                -------              -------
Earnings before accounting changes                                                  649                   38
Cumulative effect of accounting changes                                              --               (7,084)
                                                                                -------              -------
Net earnings (loss)                                                             $   649              $(7,046)
                                                                                =======              =======
Per share
  Earnings before accounting changes                                              $0.09               $   --
  Net earnings (loss)                                                              0.09                (0.92)


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                             Duplex Products Inc.
            Condensed Consolidated Statement of Financial Position
                                  (Unaudited)

                                                                            January 28,         October 29,
(In thousands)                                                                    1995                1994
- ----------------------------------------------                              -----------          ----------
Current assets
  Cash and equivalents                                                        $ 12,175             $ 16,337
  Accounts and notes receivable                                                 53,033               48,046
  Inventories                                                                   27,810               27,530
  Income tax refund receivable                                                   2,783                2,998
  Deferred income taxes                                                         10,047               10,245
                                                                              --------             --------
    Total current assets                                                       105,848              105,156

Property, plant, and equipment--net                                             37,069               37,000
Other assets                                                                     4,078                4,052
                                                                              --------             --------
Total assets                                                                  $146,995             $146,208
                                                                              ========             ========
Liabilities and Shareholders' Equity
Current liabilities
  Current portion of long-term debt                                           $  1,222             $  1,222
  Accounts payable                                                              11,901               11,526
  Accrued expenses                                                              20,977               20,894
                                                                              --------             --------
    Total current liabilities                                                   34,100               33,642
                                                                              --------             --------
Long-term debt                                                                   5,772                5,928
                                                                              --------             --------
Deferred liabilities and credits                                                 6,599                6,599
                                                                              --------             --------
Shareholders' Equity
  Common stock (8,279 and 8,304 shares issued,
    respectively)                                                                8,279                8,304
  Additional paid-in capital                                                     4,155                4,333
  Common stock held in treasury                                                 (5,809)              (5,809)
  Unamortized value of restricted stock issued                                    (609)                (648)
  Retained earnings                                                             94,508               93,859
                                                                              --------             --------
    Total shareholders' equity                                                 100,524              100,039
                                                                              --------             --------
Total liabilities and shareholders' equity                                    $146,995             $146,208
                                                                              ========             ========


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                             Duplex Products Inc.
                Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                                  First quarter ended
                                                                            January 28,           January 29,
(In thousands)                                                                    1995                  1994
- -----------------------------------------------                              ----------            ----------
Cash flows from operating activities

Net earnings (loss)                                                           $   649              $ (7,046)
Adjustments to reconcile net earnings (loss) to
 cash used by operating activities
   Depreciation                                                                 1,413                 1,691
   Deferred income taxes                                                          199                (4,789)
   (Increase) decrease in accounts and notes
    receivable                                                                 (5,075)               31,022
   Increase in inventories                                                       (279)              (20,049)
   Decrease in income tax refund receivable                                       215                   485
   Increase (decrease) in accounts payable                                        372                (3,217)
   Decrease in accrued restructuring costs                                     (1,087)                 (647)
   Increase in other accrued expenses                                           1,170                   153
   Other operating activities                                                      41                   793
                                                                              -------              --------
Net cash used by operating activities                                          (2,382)               (1,604)
                                                                              -------              --------
Cash flows from investing activities
Capital expenditures                                                           (1,525)                 (578)
Net proceeds from sale of assets                                                   63                    38
                                                                              -------              --------
Net cash used by investing activities                                          (1,462)                 (540)
                                                                              -------              --------
Cash flows from financing activities
Repayment of long-term debt                                                      (156)                 (506)
Restricted stock repurchased-net                                                 (162)               (1,024)
                                                                              -------              --------
Net cash used by financing activities                                            (318)               (1,530)
                                                                              -------              --------
Decrease in cash and equivalents during quarter                                (4,162)               (3,674)
Cash and equivalents at beginning of quarter                                   16,337                18,419
                                                                              -------              --------
Cash and equivalents at end of quarter                                        $12,175              $ 14,745
                                                                              =======              ========


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                              Duplex Products Inc.
              Notes to Condensed Consolidated Financial Statements
                 (Amounts in thousands, except per-share data)


Note 1 - Financial Information

The unaudited financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows. The results reflected in these quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

Note 2 - Basis of Presentation

These financial statements are presented in accordance with requirements of Form 10-Q and consequently may not contain all disclosures normally required by generally accepted accounting principles or those usually reflected in the Company's Annual Report on Form 10-K.

Accordingly, the financial statements and notes contained herein should be read in conjunction with the financial statements and associated notes included in Duplex's Annual Report on Form 10-K for the fiscal year ended October 29, 1994.

Note 3 - Inventories

Inventories consisted of the following:

                                       January 28,         October 29,
                                             1995                1994
                                       ----------          ----------
  Raw materials                          $ 8,896              $ 7,380
  Work-in-process                          2,034                2,419
  Finished goods                          25,489               24,680
                                         -------              -------
                                          36,419               34,479
  Less revaluation to LIFO                (8,609)              (6,949)
                                         -------              -------
  Total inventories                      $27,810              $27,530
                                         ========             =======


Changes in the revaluation to LIFO negatively impacted income before taxes for the first quarter of 1995 by $1,660. For the corresponding 1994 period, the LIFO revaluation change benefited pretax earnings by $275.

Duplex Products Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per-share data)

Note 4 - Property, Plant and Equipment

Property, plant, and equipment comprised the following:


                                                                           January 28,           October 29,
(In thousands)                                                                   1995                  1994
                                                                           ----------            ----------
Property, plant, and equipment, at cost                                       $102,423             $101,171
Less accumulated depreciation                                                  (65,354)             (64,171)
                                                                              --------             --------
Net property, plant, and equipment                                            $ 37,069             $ 37,000
                                                                              ========             ========


Note 5 - Common Stock Data

Authorized common stock consisted of 20,000 shares having a par value of $1.00 per share. Average shares outstanding for the first quarter of 1995 and 1994 were 7,538 and 7,647, respectively.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company reported net earnings of $0.6 million, or $0.09 per share, in the first quarter of 1995 compared with a net loss of $7.0 million ($0.92 per share) in the prior year quarter. The cumulative effect of accounting changes depressed last year s earnings by $7.0 million, or $0.92 per share.

The $0.6 million improvement in earnings before accounting changes in the first quarter of 1995 was attributable principally to higher revenues and continued improvement in manufacturing productivity, partially offset by significantly higher paper costs, the increased LIFO provision, and higher operating expenses. The LIFO provision increase, driven by paper cost inflation, had a negative impact on net earnings per share of $0.13.

The Company has been successful in adjusting its selling prices to reflect the rise in paper costs. While bond paper continues to be in short supply, Duplex has been able to satisfy customer requirements by virtue of its long-standing relationship with suppliers and through adjustments made to product mix. The Company does not anticipate a material change in this situation in the foreseeable future.

Net sales for the first quarter of 1995 were $73.3 million, up 12.2% from the $65.4 million reported in the comparable period in 1994. Net sales in this year s first quarter represented the highest quarterly level since the second quarter of 1991. Most of the Company s product lines experienced sales growth over the same period in 1994.

Gross margin as a percentage of sales was 24.7% for the first three months of 1995 compared with 24.5% in the year earlier period. Excluding the impact of the LIFO provision, this year s gross margin rate was 27.0%, up 3.0 percentage points from a year ago.

Selling, general, and administrative costs aggregated $17.1 million (23.3% of sales) in 1995 s first quarter, an increase of $1.2 million from $15.9 million (24.3% of sales) in the same period of 1994. This increase was due primarily to higher spending on training, sales promotion, process improvement, and the development and management of new products and services.

Operating profit in the first quarter of 1995 increased $0.9 million from the prior year period, to $1.0 million, and represented the third consecutive quarter of improved financial performance.

Liquidity and Capital Resources

While net working capital at the end of the first quarter of 1995 of $71.7 million was at approximately the same level as at year-end 1994, material account balance changes in the current period included a $5.0 million increase in accounts and notes receivable and a $4.2 million decline in cash and equivalents, which are discussed below. The current ratio at January 28, 1995 was 3.1 to 1, the same as at year-end 1994.

Management believes that the current level of working capital will be adequate to cover the Company s liquidity needs related to normal operations in the foreseeable future. Sufficient resources are deemed to exist to support the Company s growth through a combination of currently available cash, cash to be generated from future operations, or additional short-term borrowings.

The Company s total debt at January 28, 1995 was $7.0 million, down $0.2 million from year-end 1994. Total debt as a percentage of total capital was 6.5% at the end of 1995 s first quarter, 0.2 percentage points lower than at the end of 1994.

Cash and equivalents at the end of 1995 s first quarter were $12.2 million. This was a decrease of $4.2 million during the first three months of 1995 compared with a decline of $3.7 million during the same 1994 period.

During the first quarter of 1995, $2.4 million was used by operating activities, up $0.8 million from first quarter 1994's usage of $1.6 million. The operating cash flow usage in 1995 s first three months occurred primarily because of an increase in accounts receivable generated by strong sales near the end of the quarter, partially offset by net earnings and depreciation. First quarter 1994's operating cash flow usage was attributable principally to a decline in accounts payable balances, offset, in part, by depreciation.

Capital expenditures totaled $1.5 million in the first quarter of this year compared with $0.6 million in the year earlier quarter. Expenditures in 1995 were made primarily to upgrade and increase the operating efficiency of manufacturing equipment.

Cash consumed by financing activities decreased to $0.3 million in the first quarter of 1995 from $1.5 million a year earlier. The decrease was due primarily to a drop in restricted stock repurchases in 1995 s first three months.

                          PART II - OTHER INFORMATION

ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a)  Exhibits
     11  Computation of Earnings per Share
     27  Financial Data Schedule

(b)  Reports on Form 8-K
     None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DUPLEX PRODUCTS INC.

/s/ Andrew A. Campbell
- ----------------------------------------------
Andrew A. Campbell, Vice President-Finance,
Chief Financial Officer, and Secretary
(Principal Financial Officer)



March 3, 1995

DUPLEX PRODUCTS INC.
EXHIBIT 11 - COMPUTATION OF EARNINGS PER SHARE
(Unaudited)

                                                                                   First quarter ended
                                                                          January 28,            January 29,
(In thousands, except per-share data)                                           1995                   1994
- --------------------------------                                          ----------             ----------
Weighted average number of common shares
  outstanding used in computing earnings
  per share                                                                    7,538                  7,647

Primary and fully diluted earnings (loss) per
  share                                                                        $0.09                 $(0.92)