Form 10-Q
period 1995-04-29
DUPLEX PRODUCTS INC
filed 1995-06-13
CIK 30547

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D. C.
                                   FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 29, 1995      Commission File Number 1-7208


                             DUPLEX PRODUCTS INC.
            (Exact name of Registrant as Specified in its Charter)

                Delaware                                                       36-2109817
(State of Incorporation or Organization)                           (I.R.S. Employer Identification No.)

1947 Bethany Road, Sycamore, Illinois              60178                      (815) 895-2101
(Address of Principal Executive Offices)         (Zip Code)              (Registrant's Telephone No.)

Indicate by check mark whether the Registrant (1) has filied all reports required to be filed by Section 13 or 15(d) of the Securites Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such report) and (2) has been subject to such
filing requirements for the past ninety days.  Yes X   No __

As of April 29, 1995, 7,512,578 shares of common stock with a par value of $1.00 were outstanding.

                        PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


                             DUPLEX PRODUCTS INC.
                 CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
                                 (Unaudited)

                                                 Second quarter ended               First half ended
                                                -----------------------         -------------------------
                                                April 29,       April 30,        April 29,      April 30,
(In thousands, except per-share data)               1995            1994             1995           1994
- ---------------------------------------------------------------------------------------------------------
Net sales                                       $ 69,568        $ 66,300        $ 142,905       $ 131,652
Cost of goods sold                                53,748          51,886          108,966         101,256
                                                --------        --------        ---------       ---------
Gross profit                                      15,820          14,414           33,939          30,396
Selling, general, and administrative expenses     16,512          17,001           33,604          32,854
Restructuring costs                                   --          12,000               --          12,000
                                                --------        --------        ---------       ---------
Operating profit (loss)                             (692)        (14,587)             335         (14,458)
                                                --------        --------        ---------       ---------
Other income (expense)
  Interest expense                                  (119)           (147)            (237)           (295)
  Other income                                       184              90              339             243
                                                --------        --------        ---------       ---------
                                                      65             (57)             102             (52)
                                                --------        --------        ---------       ---------
Earnings (loss) before income taxes (credits)
  and accounting changes                            (627)        (14,644)             437         (14,510)
Provision for income taxes (credits)                (245)         (5,737)             170          (5,641)
                                                --------        --------        ---------       ---------
Earnings (loss) before accounting changes           (382)         (8,907)             267          (8,869)
Cumulative effect of accounting changes               --              --               --          (7,084)
                                                --------        --------        ---------       ---------

Net earnings (loss)                             $   (382)       $ (8,907)       $     267       $ (15,953)
                                                ========        ========        =========       =========
Per share
  Earnings (loss) before accounting changes     $  (0.05)       $  (1.17)       $    0.04       $   (1.17)
  Net earnings (loss)                              (0.05)          (1.17)            0.04           (2.09)


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                             DUPLEX PRODUCTS INC.

           CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                                 (UNAUDITED)

                                                     April 29,    October 29,
(In thousands)                                           1995           1994
- --------------------------------------------------------------------------------
Current assets
  Cash and equivalents                               $ 13,699       $ 16,337
  Accounts and notes receivable                        46,780         48,046
  Inventories                                          25,486         27,530
  Income tax refund receivable                             --          2,998
  Deferred income taxes                                10,189         10,245
                                                     --------       --------
    Total current assets                               96,154        105,156
Property, plant, and equipment--net                    37,934         37,000
Other assets                                            6,040          4,052
                                                     --------       --------
Total assets                                         $140,128       $146,208
                                                     ========       ========
Liabilities and Shareholders' Equity
Current liabilities
  Current portion of long-term debt                  $  1,222       $  1,222
  Accounts payable                                     11,534         11,526
  Accrued expenses                                     15,112         20,894
                                                     --------       --------
     Total current liabilities                         27,868         33,642
                                                     --------       --------
Long-term debt                                          5,617          5,928
                                                     --------       --------
Deferred liabilities and credits                        6,599          6,599
                                                     --------       --------
Shareholders' Equity
  Common stock (8,266 and 8,304 shares issued,
    respectively)                                       8,266          8,304
  Additional paid-in capital                            4,030          4,333
  Common stock held in treasury                        (5,809)        (5,809)
  Unamortized value of restricted stock issued           (569)          (648)
  Retained earnings                                    94,126         93,859
                                                     --------       --------
     Total shareholders' equity                       100,044        100,039
                                                     --------       --------

Total liabilities and shareholders' equity           $140,128       $146,208
                                                     ========       ========


- --------------------------------------------------------------------------------
The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                             DUPLEX PRODUCTS INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                                          First half ended
                                                                 -----------------------------------
                                                                 April 29,                 April 30,
(In thousands)                                                      1995                      1994
- -----------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                             $      267                $ (15,953)
Adjustments to reconcile net earnings (loss)
  to cash provided by operating activities
    Depreciation                                                     2,814                    3,367
    Restructuring costs                                                 --                   12,000
    Deferred income taxes                                               56                   (8,649)
    Decrease in accounts and notes receivable                        1,266                   31,931
    Decrease (increase) in inventories                               2,044                  (18,939)
    Decrease in income tax refund receivable                         2,998                      850
    Increase in income tax payable                                     143                       --
    Increase (decrease) in accounts payable                              8                   (2,278)
    Decrease in accrued restructuring costs                         (1,927)                  (1,436)
    Decrease in other accrued expenses                              (3,995)                     (90)
    Other operating activities                                          42                     (678)
                                                                 ---------                ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                           (3,716)                     134
                                                                 ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of long-term investments                                   (2,035)                      --
Captial expenditures                                                (3,843)                    (880)
Net proceeds from sale of assets                                        97                       44
                                                                 ---------                ---------
NET CASH USED BY INVESTING ACTIVITIES                               (5,781)                    (836)
                                                                 ---------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt                                           (311)                    (661)
Restricted stock repurchased-net                                      (262)                  (1,049)
                                                                 ---------                ---------
NET CASH USED BY FINANCING ACTIVITIES                                 (573)                  (1,710)
                                                                 ---------                ---------

DECREASE IN CASH AND EQUIVALENTS DURING FIRST HALF                  (2,638)                  (2,412)
Cash and equivalents at beginning of year                           16,337                   18,419
                                                                 ---------                ---------
CASH AND EQUIVALENTS AT END OF FIRST HALF                        $  13,699                $  16,007
                                                                 =========                =========
- -----------------------------------------------------------------------------------------------------

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                             DUPLEX PRODUCTS INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per-share data)


NOTE 1 -- FINANCIAL INFORMATION

The unaudited financial statements include all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations, financial position, and cash flows. The results reflected in these quarterly financial statements should not be regarded as necessarily indicative of results that may be expected for the entire year.

NOTE 2 -- BASIS OF PRESENTATION

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

NOTE 3 -- INVENTORIES

Inventories consisted of the following:


                                                    April 29,      October 29,
                                                        1995             1994
- --------------------------------------------------------------------------------
Raw materials                                       $  8,321       $ 7,380
Work-in-process                                        1,891         2,419
Finished goods                                        25,468        24,680
                                                    --------       -------
                                                      35,680        34,479
Less revaluation to LIFO                             (10,194)       (6,949)
                                                    --------       -------
Total inventories                                   $ 25,486       $27,530
                                                    ========       =======

- --------------------------------------------------------------------------------

Changes in the revaluation to LIFO negatively impacted income before taxes for the second quarter and first half of 1995 by $1,585 and $3,245, respectively. For the corresponding 1994 periods, the LIFO revaluation change benefited pretax earnings by $217 and $492, respectively.

                             DUPLEX PRODUCTS INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                (Amounts in thousands, except per-share data)


NOTE 4 -- PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment comprised the following:

                                                April 29,      October 29,
(In thousands)                                       1995             1994
- --------------------------------------------------------------------------
Property, plant, and equipment, at cost          $104,556         $101,171
Less accumulated depreciation                     (66,622)         (64,171)
                                                 --------         --------
Net property, plant, and equipment               $ 37,934         $ 37,000
                                                 ========         ========

NOTE 5 -- RESTRUCTURING COSTS

At the end of fiscal 1994, liabilities for 1992, 1993, and 1994 restructuring programs totaled $10.5 million. During the six months ended April 29, 1995, the Company made cash payments totaling $1.9 million related to these programs, primarily for employee termination benefits. Management continues to evaluate these prior-year restructuring programs in light of current business circumstances.

NOTE 6 -- COMMON STOCK DATA

Authorized common stock consisted of 20,000 shares having a par value of $1.00 per share. Average shares outstanding for the second quarter of 1995 and 1994 were 7,528 and 7,589, respectively.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A. RESULTS OF OPERATIONS -- SECOND QUARTER 1995 COMPARED WITH SECOND QUARTER OF 1994

      The Company reported a net loss of $0.4 million, or $0.05 per share, in the second quarter of 1995 compared with a net loss of $8.9 million ($1.17 per share) in the same quarter of 1994. Excluding the impact of 1994 restructuring charges ($7.3 million after tax; $0.96 per share), second quarter 1995's results represented a $1.2 million improvement from the prior year. This improvement was attributable principally to higher revenues, continued improvement in manufacturing productivity, and lower selling costs. These positive factors were partially offset by higher-than-anticipated start-up costs related to the introduction of new products and services and significant increases in paper costs and related LIFO inventory provision. The LIFO inventory adjustment had a negative impact on net earnings per share of $0.13.

    The Company has adjusted selling prices to reflect the rise in paper costs; however, pressure on margins continues, reflecting the highly-competitive nature of the marketplace. While bond paper is in short supply, Duplex has been able to satisfy customer requirements by virtue of its long-standing relationship with suppliers and through adjustments made to product mix. The Company does not anticipate a material change in this situation in the foreseeable future.

    Net sales for the second quarter of 1995 were $69.6 million, up 4.9% from the $66.3 million reported in the comparable period in 1994, with selling price gains more than offsetting lower volume levels.

    Gross margin as a percentage of sales was 22.7% for the second quarter of 1995 compared with 21.7% in the year-earlier period. This year's margin rate was depressed 2.3 percentage points due to the increase in the LIFO inventory provision.

    Selling, general, and administrative costs aggregated $16.5 million
    (23.7% of sales) in 1995's second quarter, a decrease of $0.5 million from $17.0 million (25.6% of sales) in the same period of 1994. The decrease in the current quarter was due to slower rates of spending for sales promotion and training.

    The Company's operating loss narrowed to $0.7 million in the second quarter of this year from $2.6 million in 1994's second quarter (before restructuring charges).

B.  RESULTS OF OPERATIONS -- FIRST HALF 1995 COMPARED WITH FIRST HALF OF 1994

    For the first six months of 1995, Duplex earned $0.3 million ($0.04 per share) as contrasted with a net loss of $16.0 million ($2.09 per share) reported for the first six months of last year. Last year's results were negatively impacted by the effect of restructuring charges ($7.3 million) and an accounting change ($7.0 million). Excluding these items, year-to-date performance represented a $2.0 million improvement over results a year ago. This improvement was driven principally by growth in revenues and reductions in manufacturing costs, partially offset by higher-than-expected product and service introduction costs, as well as significant increases in paper costs and related LIFO inventory provision and higher operating expenses.

    The Company posted net sales of $142.9 million for the first half of 1995, up 8.5% from the $131.7 million reported in the comparable period in 1994. This increase reflected higher selling prices, offset in part by a decline in volume of shipments.

    For the first six months of this year, gross margin as a percentage of sales was 23.7%, up 0.6 percentage points from the previous year.

    Selling, general, and administrative costs totaled $33.6 million (23.5% of sales) in 1995's first half, an increase of $0.7 million from $32.9 million (25.0% of sales) in the same period of 1994. This increase was due primarily to higher spending on training, sales promotion, and process improvement.

     Excluding the impact of 1994 restructuring charges, operating profit in the first half of 1995 increased $2.8 million, to $0.3 million, from last year's level.

Liquidity and Capital Resources

Working capital of $68.3 million at the end of the second quarter of 1995 was $3.2 million lower than at year-end 1994. This reduction was driven primarily by declines in cash, receivable, and inventory balances, partially offset by lower accrued expenses. The current ratio at April 29, 1995 was 3.5 to 1, up
0.4 from the corresponding year earlier date.

Management believes that the current level of working capital will be adequate to cover the Company's liquidity needs related to normal operations in the foreseeable future. Sufficient resources are deemed to exist to support the Company's growth through a combination of currently available cash, cash to be generated from future operations, or additional short-term borrowings.

The Company's total debt at April 29, 1995 was $6.8 million, down $0.3 million from year-end 1994. Total debt as a percentage of total capital was 6.4% at the end of 1995's second quarter, 0.3 percentage points lower than at the end of 1994.

Cash and equivalents at the end of 1995's first half were $13.7 million, a decrease of $2.6 million from year-end 1994. A similar decline in cash and equivalents occurred in the first six months of 1994.

During the first half of 1995, $3.7 million was provided by operating activities, up $3.6 million from 1994's $0.1 million level. This generation of cash was due primarily to depreciation and decreases in receivable and inventory balances, partially offset by a reduction in accrued expenses, principally payroll, employee benefit, and restructuring costs.

Cash used in investing activities in the first six months of 1995 aggregated $5.8 million: $2.0 million for the purchase of long-term securities and $3.8 million for capital expenditures. This year's capital expenditures were $2.9 million higher than in the prior year period, and were made primarily to upgrade and increase the operating efficiency of manufacturing equipment.

Cash consumed by financing activities decreased to $0.6 million in the first half of 1995 from $1.7 million a year earlier. The decrease was due primarily to the drop in restricted stock repurchases in the first six months of 1995.

                         PART II -- OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORT ON FORM 8-K

(a)  Exhibits
     11  Computation of Earnings per Share
     27  Financial Data Schedule

(b)  Reports on Form 8-K
     None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         DUPLEX PRODUCTS INC.


                                         -----------------------------------
                                         Andrew A. Campbell, Vice President-
                                         Finance, Chief Financial Officer,
                                         Secretary, and Treasurer

June 8, 1995

                             DUPLEX PRODUCTS INC.
               EXHIBIT 11 -- COMPUTATION OF EARNINGS PER SHARE
                                 (Unaudited)


                                          Second quarter ended           First half ended
                                         -----------------------      ----------------------
                                         April 29,     April 30,      April 29,    April 30,
(In thousands, except per-share data)        1995          1994           1995         1994
- ---------------------------------------------------------------------------------------------

Weighted average number of common
  shares outstanding used in
  computing earnings per share              7,528         7,589          7,537        7,618

Primary and fully diluted earnings
  (loss) per share                         $(0.05)       $(1.17)         $0.04       $(1.17)
