Form 10-Q
period 1995-07-29
DUPLEX PRODUCTS INC
filed 1995-09-13
CIK 30547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.
FORM 10-Q



(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the Quarterly Period Ended July 29, 1995
Commission File Number 1-7208



                              DUPLEX PRODUCTS INC.
             (Exact Name of Registrant as Specified in its Charter)


               Delaware                                36-2109817
(State of Incorporation or Organization             (I.R.S. Employer
                                                    Identification No.)


1947 Bethany Road, Sycamore, IL             60178
(Address of Principal Executive Offices) (Zip Code)

(815) 895-2101
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


As of July 29, 1995, 7,489,878 shares of common stock with a par value of $1.00 were outstanding.

PART I - FINANCIAL INFORMATION


ITEM 1 - FINANCIAL STATEMENTS


Duplex Products Inc.

Condensed Consolidated Statement of Earnings
(Unaudited)

(In thousands, except per-share data)

                                              Third quarter ended           Nine months ended
                                              July 29,    July 30,         July 29,   July 30,
                                                  1995        1994             1995       1994
Net sales                                  $ 64,388       $ 63,959       $207,293      $195,611
Cost of goods sold                           50,557         48,575        159,522       149,831
                                            -------        -------       --------      --------
Gross profit                                 13,831         15,384         47,771        45,780
Selling, general, and
  administrative expenses                    16,695         16,536         50,299        49,390
Restructuring costs                              --             --             --        12,000
                                            -------        -------       --------      --------
Operating loss                               (2,864)        (1,152)        (2,528)      (15,610)
                                            -------        -------       --------      --------
Other income (expense)
  Interest expense                             (159)          (147)          (396)         (442)
  Other Income                                  516            138            855           381
                                            -------        -------       --------      --------
                                                357             (9)           459           (61)
                                            -------        -------       --------      --------
Loss before income tax credits
  and accounting changes                     (2,507)        (1,161)        (2,069)      (15,671)
Provision for income tax credits               (978)          (417)          (807)       (6,058)
                                            -------        -------       --------      --------
Loss before accounting changes               (1,529)          (744)        (1,262)       (9,613)
Cumulative effect of accounting changes          --             --             --        (7,084)
                                            -------        -------       --------      --------
Net loss                                   $ (1,529)      $   (744)      $ (1,262)     $(16,697)
                                           ========       ========       ========       =======
Per share
  Loss before accounting changes             $(0.20)        $(0.10)        $(0.17)       $(1.27)
  Net loss                                    (0.20)         (0.10)         (0.17)        (2.19)



The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Duplex Products Inc.
Condensed Consolidated Statement of Financial Position
(Unaudited)


                                                   July 29,       October 29,
(In thousands)                                        1995              1994
                                                  --------        -----------
Current assets
  Cash and equivalents                            $ 11,386        $ 16,337
  Accounts and notes receivable                     43,215          48,046
  Inventories                                       25,020          27,530
  Income tax refund receivable                         847           2,998
  Deferred income taxes                             10,245          10,245
                                                  --------        --------
    Total current assets                            90,713         105,156
Property, plant, and equipment--net                 37,614          37,000
Other assets                                         6,654           4,052
                                                  --------        --------
Total assets                                      $134,981        $146,208
                                                  ========        ========
Liabilities and Shareholders  Equity
Current liabilities
  Current portion of long-term debt                  1,222           1,222
  Accounts payable                                   8,999          11,526
  Accrued expenses                                  14,995          20,894
                                                  --------        --------
    Total current liabilities                       25,216          33,642
                                                  --------        --------
Long-term debt                                       4,861           5,928
                                                  --------        --------
Deferred liabilities and credits                     6,599           6,599
                                                  --------        --------
Shareholders  Equity
  Common stock (8,243 and 8,304 shares issued,
    respectively)                                    8,243           8,304
  Additional paid-in capital                         3,806           4,333
  Common stock held in treasury                     (5,809)         (5,809)
  Unamortized value of restricted stock issued        (530)           (648)
  Retained earnings                                 92,595          93,859
                                                  --------        --------
    Total shareholders  equity                      98,305         100,039
                                                  --------        --------
Total liabilities and shareholders  equity        $134,981        $146,208
                                                  ========        ========



The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

Duplex Products Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)



                                                    Nine Months Ended
                                                ------------------------
                                                  July 29,    July 30,
(In thousands)                                       1995        1994
                                                ------------  ----------
Cash flows from operating activities
Net loss                                          $(1,262)    $(16,696)
Adjustments to reconcile net loss to
  cash provided by operating activities
    Depreciation                                    4,106        5,080
    Restructuring costs                                --       12,000
    Deferred income taxes                              --       (8,791)
    Decrease in accounts and notes receivable       4,831       34,407
    Decrease (increase) in inventories              2,510      (19,483)
    Decrease in income tax refund receivable        2,151          571
    Decrease in accounts payable                   (2,527)      (2,665)
    Decrease in accrued restructuring costs        (3,169)      (2,100)
    Decrease in other accrued expenses             (2,730)        (779)
    Other operating activities                       (344)         (20)
                                                  -------     --------
Net cash provided by operating activities           3,566        1,524
                                                  -------     --------
Cash flows from investing activities
Purchase of long-term investments                  (2,545)          --
Capital expenditures                               (5,055)      (1,834)
Net proceeds from sale of assets                      620          140
                                                  -------     --------
Net cash used by investing activities              (6,980)      (1,694)
                                                  -------     --------
Cash flows from financing activities
Repayment of long-term debt                        (1,067)      (1,406)
Restricted stock repurchased-net                     (470)      (1,034)
                                                  -------     --------
Net cash used by financing activities              (1,537)      (2,440)
                                                  -------     --------
Decrease in cash and equivalents
  during first nine months                         (4,951)      (2,610)
Cash and equivalents at beginning of year          16,337       18,419
                                                  -------     --------
Cash and equivalents at end of
  first nine months                               $11,386     $ 15,809
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

Note 3 - Inventories

Inventories consisted of the following:

                                        July 29,  October 29,
                                           1995         1994
                                        --------  -----------
     Raw materials                      $  9,824   $ 7,380
     Work-in-process                       1,983     2,419
     Finished goods                       25,061    24,680
                                        --------   -------
                                          36,868    34,479
     Less revaluation to LIFO            (11,848)   (6,949)
                                        --------   -------
     Total inventories                  $ 25,020   $27,530
                                        ========   =======


_______________________________________________________________________

Changes in the revaluation to LIFO negatively impacted income before taxes for the third quarter and the first nine months of 1995 by $1,654 and $4,899, respectively. For the corresponding 1994 periods, the LIFO revaluation change benefited pretax earnings by $418 and $910, respectively.

Duplex Products Inc.
Notes to Condensed Consolidated Financial Statements
(Amounts in thousands, except per-share data)


Note 4 - Property, Plant, and Equipment

Property, plant, and equipment comprised the following:

                                             July 29,  October 29,
(In thousands)                                  1995         1994
                                             -------   ----------
Property, plant, and equipment, at cost      $103,851   $101,171
Less accumulated depreciation                 (66,237)   (64,171)
                                             --------   --------
Net property, plant, and equipment           $ 37,614   $ 37,000
                                             ========   ========

Note 5 - Common Stock Data

Authorized common stock consisted of 20,000 shares having a par value of $1.00 per share. Average shares outstanding for the third quarter of 1995 and 1994 were 7,501 and 7,577, respectively.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

A.  RESULTS OF OPERATIONS -THIRD QUARTER 1995 COMPARED WITH THIRD QUARTER OF
1994

The company reported a net loss of $1.5 million, or $0.20 per share, in the third quarter of 1995 compared with a net loss of $0.7 million ($0.10 per share) in the same quarter of 1994. This decline in performance was attributable principally to lower unit volume, continued higher-than-anticipated costs related to the expansion of product and service offerings, and significant increases in paper costs and related LIFO inventory provision. The LIFO inventory adjustment had a negative impact on net earnings per share of $0.13 in the current quarter.

The Company has adjusted selling prices to reflect the rise in paper costs, however, pressure on margins continues, reflecting the highly competitive nature of the marketplace. The supply of bond paper has improved somewhat, and Duplex has been able to satisfy customer requirements. The Company does not anticipate a material change in this situation in the foreseeable future.

Net sales for the third quarter of 1995 were $64.4 million, up 0.7% from the $64.0 million posted in the comparable period in 1994, with lower unit volume essentially offseting selling price gains. The decline in unit volume was attributable to softness in overall market demand and a reduction of the Company's sales coverage due to the departure of sales personnel. An aggressive recruiting program is underway to rebuild and expand the sales force.

Gross profit as a percentage of sales was 21.5% for the third quarter of 1995 compared with 24.1% in the year-earlier period. This year's rate was depressed
3.2 percentage points due to the increase in the LIFO inventory provision. Under-utilization of plant capacity because of the decline in physical volume also had a negative impact on gross profit.

Selling, general, and administrative costs totaled $16.7 million (25.9% of sales) in 1995's third quarter, an increase of $0.2 million from $16.5 million (25.9% of sales) in the same period of 1994.

The Company's operating loss increased to $2.9 million in the third quarter of this year from $1.2 million a year ago.

Other income totaled $0.4 million for the third quarter, up $0.4 million over last year. The increase was attributable primarily to gain on the sale of facilities.



B.  RESULTS OF OPERATIONS - NINE MONTHS 1995 COMPARED WITH NINE MONTHS 1994

For the first nine months of 1995, Duplex incurred a net loss of $1.3 million ($0.17 per share) as contrasted with a net loss of $16.7 million ($2.19 per share) for the first nine months of last year. Last year's results were negatively impacted by the effect of restructuring charges ($7.3 million) and an accounting change ($7.1 million). Excluding these items, year-to-date performance represented a $1.0 million improvement over results a year ago. This improvement was driven principally by growth in revenues and reductions in manufacturing costs, partially offset by higher product and service expansion costs, significant increases in paper costs and related LIFO inventory provision, and higher operating expenses.

The Company posted net sales of $207.3 million for the first three quarters of this year, up 6.0% from the $195.6 million reported in the corresponding period in 1994. This increase reflected higher selling prices, offset in part by a decline in volume of shipments.

For the first nine months of the year, gross profit as a percentage of sales was 23.0%, down 0.4 percentage points from the previous year.

Selling, general, and administrative costs totaled $50.3 million (24.3% of sales) in 1995's first nine months, an increase of $0.9 million from $49.4 million (25.2% of sales) in the same period of 1994. This increase was due primarily to higher spending on training, sales promotion, and process improvement.

Excluding the impact of 1994 restructuring charges, the operating loss in the first nine months of 1995 ($2.5 million) represented a $1.1 million improvement from last year's level.

For the first three quarters of this year, other income amounted to $0.5 million. This was a $0.5 million increase over last year due largely to higher gain on the disposition of facilities and equipment.

LIQUIDITY AND CAPITAL RESOURCES

Working capital of $65.5 million at the end of the third quarter of 1995 was $6.0 million lower than at year-end 1994. This reduction was driven primarily by declines in cash, receivables, and inventory balances, partially offset by lower accounts payable and accrued expense levels. The current ratio at July 29, 1995 was 3.6 to 1, up 0.5 from the corresponding year-earlier date.

Management believes that the current level of working capital will be adequate to cover the Company's liquidity needs related to normal operations in the foreseeable future. Sufficient resources are deemed to exist to support the Company's growth through a combination of currently available cash, cash to be generated from future operations, or additional short-term borrowings.

The Company's total debt at July 29, 1995 was $6.1 million, down $1.1 million from year-end 1994. Total debt as a percentage of total capital was 5.8% at the end of 1995's third quarter, 0.9 percentage points lower than at the end of 1994.

Cash and equivalents at the end of 1995's third quarter were $11.4 million, a decrease of $5.0 million from year-end 1994. A similar decline in cash and equivalents occurred in the first nine months of 1994.

During the first three quarters of 1995, $3.6 million was provided by operating activities, up $2.1 million from 1994's $1.5 million level. This generation of cash was driven primarily by depreciation and decreases in receivable and inventory balances, partially offset by a reduction in accrued expenses, principally payroll, employee benefit, and restructuring costs.

Cash used in investing activities in the first nine months of 1995 aggregated $7.0 million, consisting primarily of $2.5 million for the purchase of long-term securities and $5.1 million for capital expenditures. This year's capital expenditures were $3.2 million higher than in the previous year and were incurred primarily to upgrade and increase the operating efficiency of manufacturing equipment.


Cash consumed by financing activities decreased to $1.5 million in the first nine months of 1995 from $2.4 million a year earlier. The decrease was due primarily to the drop in restricted stock repurchases.


PART II - OTHER INFORMATION


ITEM 6 - EXHIBITS AND REPORT ON FORM 8-K

(a) Exhibits
    11 Computation of Earnings per Share
    27 Financial Data Schedule

(b)    Reports on Form 8-K:  None




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUPLEX PRODUCTS INC.


/s/ Andrew A. Campbell
-----------------------------
Andrew A. Campbell, President



September 12, 1995