Form 10-K
period 1995-10-28
DUPLEX PRODUCTS INC
filed 1996-01-25
CIK 30547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K


(x) Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended October 28, 1995    Commission file number 1-7208



                            DUPLEX PRODUCTS INC.
           (Exact name of Registrant as specified in its charter)


                Delaware                               36-2109817
---------------------------------------   ------------------------------
(State of incorporation or organization) (I.R.S. Employer Identification No.)

1947 Bethany Road, Sycamore, Illinois     60178          815/895-2101
---------------------------------------   ------------------------------
(Address of principal executive office) (Zip Code)    (Telephone Number)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


Title of each class                   Name of each exchange on which registered
-----------------------------------   -----------------------------------------
Common stock, par value                           American Stock Exchange
$1.00 per share


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past ninety days.   Yes  X      No
                                                    ---        ---

As of January 5, 1996, 7,484,878 shares of common stock with a par value of $1.00 were outstanding. These shares, which constitute all of the voting stock of the Registrant, had an aggregate market value on January 5, 1996, of approximately $59.9 million based on the closing sale price reported on the American Stock Exchange. All such shares were owned by non-affiliates of the Registrant.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended October 28, 1995, are incorporated by reference in Parts II and IV. Portions of the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

Financial data and commentary on the Company's recent operating results and financial position are included on pages 12 through 27 of the 1995 Annual Report to Shareholders, which is incorporated herein by reference.

The Company's business is predominantly in a single industry segment, with only the business forms class of product exceeding 10% of total sales.

PRODUCTS AND SERVICES

The Company serves the business information handling needs of customers with a comprehensive array of value-added forms and services that are both paper-based and electronic-based. These include:

-Custom and stock business forms (continuous, unit set, single, and multi-part) in fan-fold, roll, and sheeted stocks.

-Custom and stock pressure sensitive labels in fan-fold, roll, and sheeted stocks for a wide variety of media bases.

-Integrated form/label combinations.

-Forms management services, including storage, distribution, cost center reporting and inventory management.

-Electronic printing and mailing services, including data communication and manipulation, variable and fixed printing, and document distribution.

-Prepaid phone card packages.

-Services related to check fraud prevention, electronic forms, and information flow analysis.

MANUFACTURING AND DISTRIBUTION

Products are produced in ten Company plants in the United States and also sourced through a network of outside strategic partners, whose product offerings and capabilities complement those of Duplex.

Products and services are sold primarily in the United States and Puerto Rico through the Company's direct sales force of 260 sales consultants. Over the past year, strong emphasis has been placed on providing training to sales consultants on consultative selling techniques and new product and service offerings of the Company. In addition, corporate support of the sales force has been expanded considerably in the areas of market analysis, advertising, and sales promotion.

The Company is not dependent upon one customer or related group of customers in that no customer or group of customers under common control accounted for 10% or more of total sales in fiscal year 1995. The Company's order backlog at any time is not material in relation to annual sales volume, and the business is not subject to significant seasonal variations.

A large portion of the Company's products are distributed to customers through a network of business service centers. Services provided by these centers include warehousing, customer inventory management and reporting, imprinting services, and certain forms production.

MARKET ENVIRONMENT

Duplex operates in a highly competitive and mature market, with industry sales of traditional business forms in the United States (estimated at approximately $8 billion in 1995) continuing to decline gradually. This decline reflects (1) a move by large businesses from paper-based information systems as they expand the use of personal computers and other productivity-enhancing tools and (2) a decline in the use of unit sets by small companies. However, certain segments of the marketplace offer growth opportunities, including pressure sensitive labels, short-run preprinted cut sheets, electronic printing and mailing services, demand printing, and forms automation. In this connection, significant opportunities relate to assisting customers to reduce their cost of handling and processing information, including the integration of paper and electronic documents, the enhancement of business processes, and the provision of services that allow businesses to outsource "back room" activities that are not central to the generation of revenues. Also, the increase in information both generated by and required by the expanding electronic age will increase paper-based and paperless communications, providing opportunities for suppliers to supplant declining segments of the traditional business forms market with other products and services.

Approximately 20% of the U.S. business forms market is controlled by one competitor, with the remaining market share distributed among approximately 600 companies. Duplex ranks among the six largest of these companies, in an industry where price, quality, on-time delivery, and sales service are the prime competitive factors. Over-capacity in the industry is significant giving rise to pricing pressures. This excess of supply over demand may lead to a reduction in the number of forms suppliers through consolidations and mergers.

RAW MATERIALS

Duplex's principal raw material is paper, which is purchased in a wide range of sizes, colors, widths, and weights from various paper mills. Other materials used in the manufacturing process include inks and lithographic platemaking materials.

After a five-year decline in paper prices, the May 1994 through October 1995 period, bond paper prices climbed approximately 115%. Selling prices of Company products were adjusted to reflect these increases; however, pressure on margins continues, reflecting the highly competitive nature of the marketplace. Currently, paper is in good supply and Duplex expects to be able to meet customer requirements.

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

EMPLOYEES

As of October 28, 1995, 1,665 people were employed by Duplex, none of whom are covered by a collective bargaining agreement.


ITEM 2 - PROPERTIES

The following are the principal properties of the Company:

                                                   Approximate
                                                      square
Location                    Description               footage   Owned/Leased
--------                    -----------            ------------ ------------

Emigsville, Pennsylvania    Plant and warehouse       66,000       Owned

Goshen, Indiana             Plant and warehouse      140,000       Owned

Jacksonville, Florida       Plant and warehouse      127,000       Owned

Mechanicsburg, Pennsylvania Plant and warehouse       48,000       Owned

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

In addition, the Company leases (1) electronic printing and mailing facilities in Timonium, Maryland, Elgin, Illinois, and Sacramento, California, (2) leases/owns sixteen business service centers in various locations across the United States, and (3) leases sixty-nine sales offices nationwide and in Puerto Rico.


ITEM 3 - LEGAL PROCEEDINGS

The Company is not a party to, nor is its property subject to, any material pending legal proceedings.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.


                                    PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

Reported as "Stock Exchange Information" and "Trading and Dividend Information" on page 29 of the 1995 Annual Report to Shareholders.


ITEM 6 - SELECTED FINANCIAL DATA

Reported as "Selected Financial Data" on page 27 of the 1995 Annual Report to Shareholders.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Reported as "Management's Discussion of Operations" and "Management's Discussion of Liquidity and Capital Resources" on pages 15 through 17 of the 1995 Annual Report to Shareholders.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See index under Item 14.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


Information regarding directors required by this item is incorporated by reference to the section entitled "Election of Directors" in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders.
Information pertaining to executive officers as of January 24, 1996, is shown below.

                           Executive
                           Officer
     Name             Age   Since        Positions During Last Five Years
     ----             ---  ---------     --------------------------------



Andrew A. Campbell     50      1995         President of the Company since June
                                            1995; Vice President, Finance, and
                                            Chief Financial Officer of the
                                            Company, November 1994 - June 1995;
                                            Vice President, Finance, and Chief
                                            Financial Officer, Simmons
                                            Upholstered Furniture Inc., 1991 -
                                            1994.

James R. Ramig         42      1995         Vice President, Finance and
                                            Administration, and Chief Financial
                                            Officer of the Company since
                                            November 1995; President and Chief
                                            Executive Officer, Chilton-Globe
                                            Inc., May 1995 - November 1995;
                                            Chief Financial Officer, Treasurer,
                                            and Secretary, Revell-Monogram,
                                            Inc., 1991 - 1995.

David B. Preston       39      1995         Vice President, Sales of the
                                            Company since September 1995;
                                            Regional Sales Director of the
                                            Company, 1993 - 1995; District
                                            Sales Manager of the Company,
                                            1991-1993.

Marc A. Loomer         45      1993         Vice President, Operations of the
                                            Company since 1994, Vice President,
                                            Continuous Improvement of the
                                            Company, 1993 - 1994; Director,
                                            Marketing of the Company, 1992 -
                                            1993; Director, Planning of the
                                            Company, 1991 - 1992.




ITEM 11 - EXECUTIVE COMPENSATION

Incorporated by reference to the section entitled "Executive Compensation" in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders.


ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


Incorporated by reference to the section entitled "Beneficial Ownership of Common Stock" in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference to the section entitled "Executive Compensation" in the Registrant's Proxy Statement for the 1996 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as part of this report:

                                                             Page(s) in
                                                             Annual Report

(a)(1) Financial Statements

        Consolidated Statement of Operations                         12
        Consolidated Statement of Financial Position                 13
        Consolidated Statement of Cash Flows                         14
        Notes to Consolidated Financial Statements                18-25
        Report of Independent Auditors'                              26
        Selected Financial Data                                      27

                                                             Page in
                                                             Form 10-K
                                                             ---------
(a)(2)  Financial Statement Schedule

        Report of Independent Auditors on Financial
        Statement Schedule                                           10

        Schedule II -  Valuation and Qualifying Accounts
                        and Reserves                                 11

        The schedules listed in Reg. 210.5-04, except the schedule listed above, have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)     Reports on Form 8-K:  None.

(c)     Exhibits

        3(a) Composite of the Registrant's Restated Certificate of
             Incorporation as amended, including amendment filed March 15, 1990 with the Secretary of the State of Delaware.*

        3(b) By-Laws of the Registrant as amended, incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 29, 1994.

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

10(c) Agreement made and entered into as of June 15, 1995 between Registrant and John C. Colman.*

10(d) Agreement made and entered into as of November 15, 1994 between Registrant and Andrew A. Campbell.*

11     Computation of Earnings (Loss) Per Share.*

13 Portions (pages 12 through 29) of the 1995 Annual Report to Shareholders for the fiscal year ended October 28, 1995.*

23     Consent of Independent Auditors.*

27     Financial Data Schedule.*


       *Filed electronically herewith.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K for the fiscal year ended October 28, 1995, to be signed on its behalf by the undersigned thereunto duly authorized on January 24, 1996.

                                 DUPLEX PRODUCTS INC.

                                 By /s/ James R. Ramig
                                    ---------------------------
                                    James R. Ramig
                                    Vice President, Finance and
                                    Administration, and Chief Financial
                                    Officer
                                    (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on January 24, 1996.

By  /s/ Andrew A. Campbell
    -----------------------------
    Andrew A. Campbell, President
    and Director


By  /s/ John A. Bacon, Jr.
    -----------------------------
    John A. Bacon, Jr., Director


By  /s/ Michael J. Birck
    -----------------------------
    Michael J. Birck, Director


By  /s/ John C. Colman
    -----------------------------
    John C. Colman, Director


By  /s/ David J. Eskra
    -----------------------------
    David J. Eskra, Director


By  /s/ W. Robert Reum
    -----------------------------
    W. Robert Reum, Director

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE


Board of Directors
Duplex Products Inc.

In connection with our audit of the consolidated financial statements of Duplex Products Inc. and Subsidiary, referred to in our report dated December 6, 1995, we have also audited Schedule II for each of the three years in the period ended October 28, 1995. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein.






                                                         /s/ GRANT THORNTON LLP

                                                             GRANT THORNTON LLP
                                                             Chicago, Illinois
                                                             December 6, 1995

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



(Dollar amounts in thousands)

                                            Additions        Deductions
                                Balance at  charged to      from reserves        Balance
                                beginning   costs and   ----------------------   at end
                                of year     expenses    Description     Amount   of year
                                ----------  ----------  -----------     ------   -------

Year ended October 28, 1995

Allowance for doubtful                                   Accounts
accounts                        $715        $550         charged off     $358      $907

Reserve for inventory          1,350          --         Inventories      233     1,117
                                                         charged off



Year ended October 29, 1994
---------------------------

Allowance for doubtful                                   Accounts
accounts                        $800        $367         charged off     $452      $715

Reserve for inventory             --       1,350                           --     1,350



Year ended October 30, 1993
---------------------------

Allowance for doubtful                                   Accounts
accounts                        $900        $256         charged off     $356      $800


                              INDEX OF EXHIBITS


     3(a) Composite of the Registrant's Restated Certificate of
          Incorporation as amended, including amendment filed March 15, 1990 with the Secretary of the State of Delaware.*

     3(b) By-Laws of the Registrant as amended, incorporated by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended October 29, 1994.


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

    10(c) Agreement made and entered into as of June 15, 1995 between Registrant and John C. Colman.*

    10(d) Agreement made and entered into as of November 15, 1994 between Registrant and Andrew A. Campbell.*

    11    Computation of Earnings (Loss) Per Share.*

    13 Portions (pages 12 through 29) of the 1995 Annual Report to Shareholders for the fiscal year ended October 28, 1995.*

    23    Consent of Independent Auditors.*

    27    Financial Data Schedule.*


          *Filed electronically herewith.