Form 10-Q
period 1996-01-27
DUPLEX PRODUCTS INC
filed 1996-03-12
CIK 30547

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.
                                   FORM 10-Q


(x) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the Quarterly Period Ended  JANUARY 27, 1996
Commission File Number 1-7208

                              DUPLEX PRODUCTS INC.
             (Exact Name of Registrant as Specified in its Charter)



                Delaware                                  36-2109817
(State of Incorporation or Organization)    (I.R.S. Employer Identification No.)



 1947 Bethany Road, Sycamore, Illinois     60178             (815)895-2101
(Address of Principal Executive Offices) (Zip Code) (Registrant's Telephone No.)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such report) and (2) has been subject to such
filing requirements for the past ninety days.    Yes  X   No
                                                     ---     ---

As of January 27, 1996, 7,481,778 shares of common stock with a par value of $1.00 were outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                              Duplex Products Inc.
                  Condensed Consolidated Statement of Earnings
                                  (Unaudited)

                                                        First quarter ended
                                                    --------------------------
                                                    January 27,     January 28,
(In thousands, except per share data)                   1996            1995
                                                    ----------      ----------
Net sales                                              $64,075         $73,337
Cost of goods sold                                      46,969          55,218
                                                       -------         -------
Gross margin                                            17,106          18,119
Selling, general and administrative expenses            16,188          17,092
                                                       -------         -------
Operating profit                                           918           1,027
Other income (expense)                                 -------         -------
   Interest expense                                       (179)           (118)
   Other income                                            382             155
                                                       -------         -------
                                                           203              37
                                                       -------         -------
Earnings before income taxes                             1,121           1,064
Provision for income taxes                                 437             415
                                                       -------         -------
Net earnings                                           $   684         $   649
                                                       =======         =======
Net earnings per share                                   $0.09           $0.09


The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                              Duplex Products Inc.
             Condensed Consolidated Statement of Financial Position
                                  (Unaudited)

                                                    January 27,      October 28,
(In thousands)                                            1996             1995
                                                    ----------       ----------
Current assets
   Cash and equivalents                                $ 10,333        $  8,368
   U.S. Treasury obligations                              8,429           8,149
   Accounts and notes receivable                         44,523          46,224
   Inventories                                           19,669          21,975
   Income tax refund receivable                             474           1,699
   Deferred income taxes                                  9,435           9,831
                                                       --------        --------
       Total current assets                              92,863          96,246
Property, plant, and equipment, net                      38,199          38,815
Other assets                                              5,426           5,248
                                                       --------        --------

Total assets                                           $136,488        $140,309
                                                       ========        ========
Liabilities and Shareholders' Equity
Current liabilities
   Current portion of long-term debt                   $  1,233        $  1,233
   Accounts payable                                      10,052          13,973
   Accrued expenses                                      16,177          16,593
                                                       --------        --------
       Total current liabilities                         27,462          31,799
                                                       --------        --------
Long-term debt                                            4,539           4,695
                                                       --------        --------
Deferred liabilities and credits                          6,169           6,177
                                                       --------        --------
Shareholders' Equity
   Common stock (8,236 and 8,242 shares issued,
     respectively)                                        8,236           8,242
   Additional paid-in capital                             3,527           3,565
   Common stock held in treasury                         (5,809)         (5,809)
   Unamortized value of restricted stock issued            (307)           (347)
   Retained earnings                                     92,671          91,987
                                                       --------        --------
       Total shareholders' equity                        98,318          97,638
                                                       --------        --------
Total liabilities and shareholders' equity             $136,488        $140,309
                                                       ========        ========

The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                              Duplex Products Inc.
                 Condensed Consolidated Statement of Cash Flows
                                  (Unaudited)

                                                          First quarter ended
                                                      -------------------------
                                                      January 27,    January 28,
(In thousands)                                              1996           1995
                                                      ----------     ----------
Cash flows from operating activities
Net earnings                                             $   684       $    649
Adjustments to reconcile net earnings to
   cash provided (used) by operating activities
      Depreciation                                         1,519          1,413
      Deferred income taxes                                  396            199
      U.S. Treasury Obligations                             (280)            --
     (Increase) decrease in accounts and notes
         receivable                                        1,702         (5,075)
     (Increase) decrease in inventories                    2,306           (279)
      Decrease in income tax refund receivable             1,225            215
      Increase (decrease) in accounts payable             (3,921)           372
      Decrease in accrued restructuring costs               (803)        (1,087)
      Increase in other accrued expenses                     388          1,170
      Other operating activities                            (187)            41
                                                         -------         ------
Net cash provided (used) by operating activities           3,029         (2,382)
                                                         -------         ------

Cash flows from investing activities
Capital expenditures                                        (933)        (1,525)
Net proceeds from sale of assets                              29             63
                                                         -------         ------

Net cash used by investing activities                       (904)        (1,462)
                                                         -------         ------

Cash flows from financing activities
Repayment of long-term debt                                 (156)          (156)
Restricted stock repurchased, net                             (4)          (162)
                                                          -------         -----

Net cash used by financing activities                       (160)          (318)
                                                          -------         -----

Increase (decrease) in cash and equivalents
  during quarter                                           1,965         (4,162)
Cash and equivalents at beginning of quarter               8,368         16,337
                                                         -------         ------

Cash and equivalents at end of quarter                   $10,333       $ 12,175
                                                         =======       ========



The accompanying notes to condensed consolidated financial statements are an integral part of this statement.

                              Duplex Products Inc.
              Notes to Condensed Consolidated Financial Statements
                 (Amounts in thousands, except per share data)

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

Accordingly, the financial statements and notes contained herein should be read in conjunction with the financial statements and associated notes included in Duplex's Annual Report on Form 10-K for the fiscal year ended October 28, 1995.

Note 3 - Inventories

Inventories consisted of the following:

                                                    January 27,     October 28,
                                                          1996            1995
                                                    ----------      ----------
     Raw materials                                    $  7,513        $  7,496
     Work-in-process                                       946           1,502
     Finished goods                                     23,612          25,629
                                                      --------        --------
                                                        32,071          34,627
     Less reserve for LIFO                             (12,402)        (12,652)
                                                      --------        --------
     Total inventories                                $ 19,669        $ 21,975
                                                      ========        ========


Changes in the provision for LIFO had a positive impact on income before taxes for the first quarter of 1996 of $250. For the corresponding 1995 period, the provision negatively impacted income before taxes by $1,660.

                              Duplex Products Inc.
              Notes to Condensed Consolidated Financial Statements
                 (Amounts in thousands, except per share data)

Note 4 - Property, Plant and Equipment

Property, plant, and equipment comprised the following:

                                              January 27,       October 28,
                                                    1996              1995
                                               ----------        ----------
Property, plant, and equipment, at cost         $106,498          $105,646
Less accumulated depreciation                    (68,299)          (66,831)
                                                --------          --------
Property, plant, and equipment, net             $ 38,199          $ 38,815
                                                ========          ========

Note 5 - Common Stock Data

Authorized common stock consisted of 20,000 shares having a par value of $1.00 per share. Average shares outstanding for the first quarter of 1996 and 1995 were 7,485 and 7,538, respectively.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

The Company reported improved net earnings for the first quarter ended January 27, 1996, of $0.7 million, or $0.09 per share, an increase of 5.4% over last year's first quarter of $0.6 million or $0.09 per share. The increase in earnings was the result of improved margins and lower operating expenses.

The Company reported net sales of $64.1 million for the first three months of 1996, down from the $73.3 million reported in the comparable period last year. The lower sales were due to the absence of a counterpart to the build up of inventory by customers in last year's first quarter in anticipation of paper price increases, the pruning of low margin customers over the past twelve months, and a reduction in sales coverage in the current quarter. Additionally, the extreme weather on the East coast resulted in lost selling and production days in the first quarter. The sales decrease represented a reduction in units, partially offset by price gains driven by paper cost increases in 1995.

In the first quarter of 1996, bond paper price decreases were announced by paper mills. Paper demand has softened recently and supplies have improved. Duplex has been successful in satisfying customer requirements. The Company does not anticipate a material change in this situation in the near future.

Gross margin as a percentage of sales was 26.7% for the first three months of 1996, up 2.0 percentage points from 24.7% a year ago. The improvement was due to favorable material and labor related costs, partially offset by the under absorption of fixed costs.

Selling, general, and administrative costs aggregated $16.2 million (25.3% of sales) in 1996's first quarter, a decrease of $0.9 million from the $17.1 million (23.3% of sales) in the same period of 1995. This decrease was primarily due to a reduction in training, sales promotion, and consulting expenses, which were offset in part by the costs of rebuilding the sales organization.

Operating profit in the first quarter of 1996 decreased $0.1 million from the prior year period, to $0.9 million.

Other income increased in the first quarter by $0.2 million, to $0.4 million, as a result of the success of a new program to invest excess cash.

Liquidity and Capital Resources

Net working capital at the end of the first quarter of 1996 of $65.4 million was an improvement of $1.0 million over working capital at year-end 1995. The current ratio at January 27, 1996 was 3.4 to 1, also an improvement over the
3.0 to 1 at year-end 1995.

Management believes that the current level of working capital will be adequate to cover the Company's liquidity requirements related to normal operations, both currently and in the foreseeable future. Sufficient resources are deemed to exist to support the Company's growth through a combination of currently available cash, cash to be generated from future operations, or additional short-term borrowings.

The Company's total debt at January 27, 1996 was $5.8 million, down $0.2 million from year-end 1995. Total debt as a percentage of total capital was 5.5% at the end of 1996's first quarter, 0.2 percentage points lower than at the end of 1995.

Cash and equivalents aggregated $10.3 million at the end of 1996's first quarter. This was an increase of $2.0 million during the first three months of 1996. Cash and marketable securities totaled $21.3 million at the end of the quarter compared with $19.1 million at the previous year-end.

During the first quarter of 1996, operating activities provided $3.0 million in cash, up $5.4 million from the usage of $2.4 million in the first quarter of 1995. The operating cash generated in 1996's first quarter resulted from depreciation, a decrease in accounts receivable, inventories, and income taxes receivable, partially offset by a decrease in accounts payable. First quarter 1995's operating cash flow usage occurred primarily because of an increase in accounts receivable generated by strong sales near the end of the quarter, partially offset by net earnings and depreciation.

Capital expenditures totaled $0.9 million in the first quarter of this year compared with $1.5 million in the year earlier quarter. Cash consumed by financing activities was $0.2 million compared with $0.3 million a year earlier.

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


                                        DUPLEX PRODUCTS INC.

                                        /s/ James R. Ramig

                                        ----------------------------------------
                                        James R. Ramig, Vice President, Finance
                                        and Administration, Chief Financial
                                        Officer
                                        (Principal Financial Officer)



March 7, 1996